Form 10KSB
period 2001-12-31
AMERICAN BANK INC
filed 2002-03-29
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transaction period from                    to
                                     ------------------    ------------------


                        Commission File Number:
                                                ---------

                           AMERICAN BANK INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         PENNSYLVANIA                                   01-0593266
         ------------                                   ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)

4029 WEST TILGHMAN STREET, ALLENTOWN, PENNSYLVANIA                18104
--------------------------------------------------                -----
      (Address of Principal Executive Office)                  (Zip Code)

                                 (610) 366-1800
                                 --------------
               (Registrant's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES  X      NO       .
        -----        -----

(2)  YES         NO    X  .
        -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     As of February 28, 2002, there were 6,012,770 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2002 was $8.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Annual Report to Stockholders (Parts II and IV)

2.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

AMERICAN BANK INCORPORATED

     American Bank Incorporated was organized at the direction of the Board of Directors of American Bank for the purpose of acting as the stock holding company of American Bank. American Bank Incorporated's assets consist primarily of its investment in American Bank of $25.5 million. At December 31, 2001, 6,012,770 shares of American Bank Incorporated's common stock, par value $0.10 per share, were held by the public. American Bank Incorporated's principal business is overseeing and directing the business of American Bank. At December 31, 2001, American Bank Incorporated had total consolidated assets of $368.7 million, total deposits of $258.0 million and stockholders' equity of $25.5 million.

     American Bank Incorporated's office is located at 4029 West Tilghman Street, Allentown, Pennsylvania 18104. Its telephone number is (610) 366-1800.

AMERICAN BANK

     American Bank commenced full-service banking activities in June 1997, and operates from a 21,400 square-foot banking center and executive office in Allentown, Pennsylvania. While American Bank currently services its customers from a single location, we may, in the future, develop additional branches. American Bank's local service area primarily includes Lehigh and Northampton counties, along with portions of Berks, Bucks and Montgomery counties, in Pennsylvania. American Bank has rapidly established and intends to continue to develop market recognition, along with growth in both customers and accounts, by delivering friendly, dedicated and knowledgeable customer service, high-quality banking products and related financial services, and attractive interest rates. American Bank's products are strengthened by an absence of many service and maintenance fees common among other financial institutions.

     Our principal business is attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and to purchase investment securities. We offer a comprehensive menu of deposit and loan products for consumer, business, institutional and governmental customers, including interest-bearing checking and money market accounts, savings accounts, certificates of deposit and individual retirement accounts. We also engage in mortgage banking activities, which include the origination, purchase and, in certain instances, subsequent sale of residential mortgage loans.

     Pcbanker (www.pcbanker.com), the brand name for Internet banking and financial services provided by American Bank, delivers convenience through innovative technology, absent the restrictions of time and geography, by offering an expanding menu of real-time, web-browser based Internet banking and financial services. As America's first "Nationwide Community Bank", American Bank offers the convenience of Internet banking with the "old-fashioned" service expected from a traditional community bank. By incorporating current technology and the resulting economies of scale, the Bank offers some of the best interest rates in the country on both deposit and loan products, delivered with a premier level of service.

     American Bank's office is located at 4029 West Tilghman Street, Allentown, Pennsylvania 18104. Its telephone number is (610) 366-1800.

LENDING ACTIVITIES

     American Bank concentrates its lending activities on commercial mortgage loans, commercial business loans, commercial construction loans and consumer loans, including home equity, home equity lines of credit, and conventional first mortgage loans secured by one- to four-family properties. A substantial portion of our loan portfolio is secured by commercial and residential real estate, either as primary or secondary collateral, located in our local market area. We also purchase adjustable-rate mortgage loans on a nationwide basis.

     LOAN PORTFOLIO COMPOSITION. The following information details the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts, and allowance for losses) as of the dates indicated:


                                                              AT DECEMBER 31,
                                ----------------------------------------------------------------------------
                                         2001                      2000                      1999
                                ----------------------    ----------------------    ----------------------
                                 AMOUNT       PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                                ---------    ---------    ---------    ---------    ---------    ---------
                                                                                       (IN THOUSANDS)
Real Estate Loans:
-----------------
Commercial(1).................. $  40,668        29.50%   $  29,183        23.89%   $  16,726        30.83%
Residential(2).................    64,810        47.01       64,466        52.78       18,475        34.06
                                ---------    ---------    ---------    ---------    ---------    ---------
   Total real estate loans....    105,478        76.51       93,649        76.67       35,201        64.89
                                ---------    ---------    ---------    ---------    ---------    ---------
Other Loans:
-----------
Consumer loans.................    11,237         8.15       10,235         8.38        8,085        14.90
Commercial.....................    21,139        15.34       18,264        14.95       10,959        20.21
                                ---------    ---------    ---------    ---------    ---------    ---------
   Total other loans...........    32,376        23.49       28,499        23.33       19,044        35.11
                                ---------    ---------    ---------    ---------    ---------    ---------

Total loans receivable........    137,854       100.00%     122,148       100.00%      54,245       100.00%
                                ---------    =========    ---------    =========    ---------    =========

Less:
----
Deferred fees and premiums.....      (267)                     (292)                     (165)
Allowance for losses...........    (1,998)                   (1,242)                     (767)
                                ---------                 ---------                 ---------
   Total loans receivable, net  $ 135,589                 $ 120,614                 $  53,313
                                =========                 =========                 =========




                                                AT DECEMBER 31,
                                ----------------------------------------------
                                         1998                      1997
                                ----------------------    ----------------------
                                  AMOUNT      PERCENT       AMOUNT      PERCENT
                                ---------    ---------    ---------    ---------

Real Estate Loans:
-----------------
Commercial(1).................. $   7,127        19.88%   $   1,097        19.22%
Residential(2).................    17,417        48.58        3,542        62.04
                                ---------    ---------    ---------    ---------
   Total real estate loans....     24,544        68.46        4,639        81.26
                                ---------    ---------    ---------    ---------
Other Loans:
-----------
Consumer loans.................     4,945        13.79          881        15.43
Commercial.....................     6,360        17.75          189         3.31
                                ---------    ---------    ---------    ---------
   Total other loans...........    11,305        31.54        1,070        18.74
                                ---------    ---------    ---------    ---------

Total loans receivable........     35,849       100.00%       5,709       100.00%
                                ---------    =========    ---------    =========

Less:
----
Deferred fees and premiums.....       (57)                      (91)
Allowance for losses...........      (508)                     (111)
                                ---------                 ---------
   Total loans receivable, net  $  35,284                 $   5,507
                                =========                 =========


--------------
(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one- to four-family real estate loans and residential construction loans.

     LOAN APPROVALS. Loan approvals are made in accordance with a policy that includes delegated authorities approved by the Board of Directors. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Generally, loans of $500,000 or less may be approved by one or more authorized senior officers, as required by policy. Loans over $500,000 require approval by a Loan Committee or by the Board of Directors.

     COMMERCIAL REAL ESTATE LOANS. American Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2001, $40.7 million, or 29.5% of American Bank's total loan portfolio consisted of loans secured by commercial real estate properties, which include multi-family residential real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty years. At December 31, 2001, the largest such loan had a balance of $2.3 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

     American Bank generally requires appraisals of the properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by American Bank and all appraisals are reviewed by management. American Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

     Loan-to-value ratios on our commercial real estate loans are generally limited to 80% of the appraised value of the secured property. As part of the criteria for underwriting commercial real estate loans, we generally impose a debt service coverage ratio (the ratio of net operating income before payment of debt service compared to debt service) of not less than 1.2:1. It is also our general practice to obtain personal guarantees from the principals of our corporate borrowers on commercial real estate loans.

     Loans secured by commercial real estate typically have higher balances and are more difficult to evaluate and monitor and, therefore, involve a greater degree of credit risk than other types of loans. If the estimate of value proves to be inaccurate, the property may not provide us with full repayment in the event of default and foreclosure. Because payments on these loans are often dependent on the successful development, operation, and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. American Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. American Bank also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. American Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At December 31, 2001, $3.4 million, or 2.5% of our total loan portfolio consisted of loans secured by multifamily residential real estate (multi-family residential real estate loans are included in commercial real estate loans in the loan portfolio composition table above). The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at one- to five-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At December 31, 2001, the largest such loan had a balance of $964,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

     ONE- TO FOUR-FAMILY REAL ESTATE MORTGAGE LENDING. American Bank originates loans secured by first mortgages on existing or new construction, one-to-four family residences located in its local market area. We purchase one-to-four family real estate loans, primarily adjustable rate mortgages, from other lenders. The loans purchased are of similar credit quality and meet substantially similar credit standards as loans we originate. We monitor this portfolio for geographic concentrations. At December 31, 2001, $64.8 million, or 47.0% of American Bank's total loans receivable, consisted of one- to four-family residential real estate and construction loans. We originated $18.2 million, $10.6 million, and $14.5 million of one-to-four-family residential mortgage and construction loans for the years ended December 31, 2001, 2000, and 1999 respectively. We purchased adjustable rate one-to-four family residential mortgages of $ 24.7 million, $45.8 million, and $0 during the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, American Bank had no mortgage loans secured by one-to-four family real estate that were delinquent in excess of 30 days.

     Generally, our fixed-rate one-to-four family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing, with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Due to the inherent interest rate risk associated with holding long-term assets, we have historically sold a substantial portion of the fixed rate residential mortgage loans we originate. During the years ended December 31, 2001, 2000 and 1999, we sold $12.3 million, $4.9 million, and $9.8 million of fixed rate one-to-four family mortgage loans, respectively. However, depending on interest rates, we may keep fixed-rate mortgages in its portfolio. Our fixed-rate loans customarily include "due on sale" clauses, which gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan has not been paid in full.

     American Bank originates and purchases adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At December 31, 2001, $47.4 million, or 34.4% of our total loan portfolio, was comprised of residential ARM loans and subject to periodic interest rate adjustments. We typically originate and purchase ARM loans primarily for our own portfolio. Our ARM loans provide for an initial interest rate, which may adjust every one to ten years. After the initial interest rate period the loans adjust every year and are based on the one-year U.S. Treasury constant maturity index. Our ARM loans are typically based on up to a 30-year amortization schedule. For one-year ARM loans, we qualify the borrowers at the initial rate plus two percent. For all other ARM loans, we qualify the borrowers at the initial rate. Our current ARM loans do not provide for negative amortization. American Bank's ARM loans generally provide for initial, ongoing, and lifetime interest rate adjustments, and may offer discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust at the first interest adjustment date, based on the market rates of interest at the time the loan was originated or purchased. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.

     RESIDENTIAL CONSTRUCTION LENDING. American Bank originates residential construction loans to individuals who have a contract with an approved builder for the construction of their residence. As of December 31, 2001, $1.1 million, or 0.8%, of our total loan portfolio consisted of residential construction loans. Our construction loans are generally secured by property located in our primary market area. Construction loans to individuals are generally originated pursuant to the same policy regarding loan-to-value ratios as are used in connection with loans secured by one- to four-family residential real estate. At December 31, 2001, we had no residential construction loans that were delinquent in excess of 30 days.

     CONSUMER LENDING. American Bank originates a variety of consumer loans primarily on a secured basis. The loans are generally originated in our local market area, however, we currently originate consumer loans, primarily home equity loans, throughout the Commonwealth of Pennsylvania through pcbanker.com. Our business plan provides for continued growth in originating and closing home equity loan products throughout the Commonwealth of Pennsylvania. Consumer loans include home equity loans, home equity lines of credit, loans secured by certificates of deposit, savings accounts, automobiles, and unsecured personal loans. Our home equity loans are typically secured by a first or second mortgage on residential property, and have repayment terms ranging from one year to 15 years. American Bank's home equity lines of credit are also secured, typically by a first or second mortgage on residential property and have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"), which may adjust daily. These loans generally mature in 15 years or less. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At December 31, 2001, consumer loans amounted to $11.2 million, or 8.2% of the total loan portfolio. At that date, we had no consumer loans that were delinquent in excess of 30 days.

     At December 31, 2001, the largest component of the consumer loan portfolio consisted of fixed-rate home equity loans, which totaled $8.2 million, or 6.0% of the total loan portfolio. At December 31, 2001, outstanding balances of variable-rate home equity lines of credit totaled $2.1 million with total unused commitments of $2.2 million.

     American Bank views consumer lending as an important part of its business, as consumer loans generally have shorter terms and higher yields than fixed rate residential mortgage loans, thus reducing exposure to changes in interest rates. In addition, we believe that offering consumer loans helps to expand and create stronger ties to our customer base. Subject to market conditions, we intend to continue emphasizing consumer lending. Consumer loans entail greater credit risk than one- to four-family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower, beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's financial stability, and may be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In addition, home equity loans have greater credit risk than one- to four-family residential mortgage loans because they often are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold.

     American Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We generally underwrite and originate our consumer loans internally, which we believe limits our exposure to credit risks associated with loans underwritten or purchased from brokers and other external sources.

     COMMERCIAL LOANS. American Bank originates commercial loans, which are frequently secured by real estate, although the decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower, and secondarily on the value of and ability to liquidate the collateral. We generally require annual financial statements and Federal tax returns from our corporate borrowers, and personal guarantees from the business principals. We also generally require an appraisal of any real estate that secures the loan. Our portfolio of commercial business loans as of December 31, 2001, had a balance of $21.1 million, which represented 15.3% of the total loan portfolio. On that date, the largest such loan had a balance of $1.1 million. As of December 31, 2001, American Bank had no commercial business loans that were delinquent in excess of 30 days.

     Commercial lending generally involves greater credit risk than residential mortgage or consumer lending, and involves risks that are different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment.

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, and loans having no stated schedule of repayments and no stated maturity, are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loans losses. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                MULTI-FAMILY AND         CONSTRUCTION OR
                                       ONE- TO FOUR-FAMILY   COMMERCIAL REAL ESTATE        DEVELOPMENT             CONSUMER
                                      ---------------------  ----------------------   --------------------     --------------------
                                                   WEIGHTED               WEIGHTED                WEIGHTED                WEIGHTED
                                                   AVERAGE                AVERAGE                 AVERAGE                 AVERAGE
                                        AMOUNT       RATE      AMOUNT       RATE      AMOUNT        RATE       AMOUNT       RATE
                                      ---------      ----    ---------      ----    ---------       ----      --------      ----
                                                                                    (DOLLARS IN THOUSANDS)
Due During Years Ending December 31,
------------------------------------

2002(1) .......................       $  13,494      6.79%   $   7,692      7.41%   $   1,085       7.12%     $    411      5.20%
2003 to 2006 ..................          34,385      6.83       30,635      7.99           --         --         3,517      7.46
2007 and beyond................          15,846      7.15        2,341      7.18           --         --         7,309      6.93
                                      ---------      ----    ---------      ----    ---------       ----      --------      ----
Total .........................       $  63,725      6.90%   $  40,668      7.84%   $   1,085       7.12%     $ 11,237      7.04%
                                      =========      ====    =========      ====    =========       ====      ========      ====



                                       COMMERCIAL BUSINESS        TOTAL
                                      --------------------   ------------------
                                                  WEIGHTED             WEIGHTED
                                                  AVERAGE             AVERAGE
                                       AMOUNT       RATE     AMOUNT     RATE
                                      --------      ----    --------    ----

Due During Years Ending December 31,
------------------------------------

2002(1) .......................       $  8,660      5.97%   $ 31,342    6.71%
2003 to 2006 ..................          9,545      8.14      78,082    7.47
2007 and beyond................          2,934      6.51      28,430    7.03
                                      --------      ----    --------    ----
Total .........................       $ 21,139      7.02%   $137,854    7.21%
                                      ========      ====    ========    ====

------------------

(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after December 31, 2002, that have predetermined interest rates is $40.9 million, while the total amount of loans due after this date that have floating or adjustable interest rates is $65.6 million.

PROBLEM ASSET CLASSIFICATION PROCEDURES

     NON-PERFORMING ASSETS AND DELINQUENCIES. When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and seeking the payment. Late notices are mailed no more than 16 days after the payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made through written notice and direct contact from an assigned account officer. American Bank will remain in continual contact with the borrower and, if needed, will attempt to work out a payment schedule acceptable to us and the borrower. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are generally placed on non-accrual status if, in the opinion of management, principal or interest payments are not likely to be made in accordance with the terms of the loan agreement, or when principal or interest is past due more than 90 days. Interest accrued but not collected at the date the loan is placed on non-accrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are less than 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Board of Directors is informed monthly of the status of all loans delinquent more than 15 days.

     At December 31, 2001, we had no loans delinquent more than 30 days, no loans classified as non-performing or non-accrual, and no assets acquired in settlement of loans. During the years ended December 31, 2001, 2000 and 1999 we did not foreclose on any loans, nor were any loans classified as nonperforming or nonaccrual.

     Subsequent to December 31, 2001, a commercial business loan exhibited characteristics that lead management to classify it as nonperforming, even though it was delinquent less than 90 days. Management is currently negotiating a workout on this loan.

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by American Bank as a result of foreclosure or by deed in lieu of foreclosure would be classified as real estate acquired in settlement of loans until sold. At December 31, 2001 we had no real estate acquired in settlement of loans.

     RESTRUCTURED LOANS. Under Generally Accepted Accounting Principles, American Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if American Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, and troubled debt restructurings do not necessarily result in non-accrual loans. We had no restructured loans as of December 31, 2001.

     ASSET CLASSIFICATION. The Pennsylvania Department of Banking and Board of Governors of the Federal Reserve System have adopted various regulations regarding problem assets of banking institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
"Substandard," "Doubtful," and "Loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that American Bank will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of "Substandard" assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high probability of loss, although the amount of such loss may not be determinable at such time. An asset classified as "Loss" is considered uncollectible and of such little value that continuance as an asset of American Bank is not warranted. If an asset or portion thereof is classified as "Loss", we must establish a specific allowance for loss for the amount of the portion of the asset classified as "Loss." All or a portion of general loan loss allowances established to cover possible losses related to assets classified "Substandard" or "Doubtful" can be included in determining our regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "Special Mention" and monitored by us.

     At December 31, 2001, the aggregate amount of our assets classified as "Special Mention" and "Substandard" were $756,000 and $1,070,000, respectively. No assets were classified as "Doubtful," and no assets were classified as "Loss." Subsequent to December 31, 2001, management reclassified the $1,070,000 "Substandard" loan as "Doubtful".

     ALLOWANCE FOR LOAN LOSSES. American Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, we recognize that losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan.

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions, as such factors may be applicable. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured.

     Our evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a quarterly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to us. For commercial loans and commercial real estate loans the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio segments.

     The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of December 31, 2001 had not charged off any loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked, as a basis for determining our loss factors.

     Management maintains an allowance for loan losses that it considers adequate based on the evaluation process that it performs on a quarterly basis. As part of this process, management considers it appropriate to maintain a portion of the allowance that is based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan losses is reflected as the unallocated portion in the table below that indicates the distribution of the allowance.

     At December 31, 2001 and December 31, 2000, American Bank had an allowance for loan losses of approximately $1,998,000 and $1,242,000, respectively. Management believes that the allowance for loan losses at December 31, 2001 and December 31, 2000, is adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while American Bank believes it has established its existing allowance for loan losses in accordance with Generally Accepted Accounting Principles, there can be no assurance that the Pennsylvania Department of Banking or Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect American Bank's financial condition and results of operations.

     The following table sets forth an analysis of American Bank's allowance for loan losses.


                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                         ------------------------------------------------------------
                                            2001        2000         1999        1998         1997
                                         ---------   ---------    ---------   ---------    ---------
                                                            (DOLLARS IN THOUSANDS)

Balance at beginning period............  $   1,242   $     767    $     508   $     111    $      --
Provision for loan losses..............        651         475          259         397          111
Allowance  recorded in connection with
  purchase of loan pools...............        105          --           --          --           --
                                         ---------   ---------    ---------   ---------    ---------
Balance at end of period...............  $   1,998   $   1,242    $     767   $     508    $     111
                                         =========   =========    =========   =========    =========
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period....................          0%          0%           0%          0%           0%
                                         =========   =========    =========   =========    =========
Ratio of net charge-offs during the
  period to average non-performing
  assets...............................          0%          0%           0%          0%           0%
                                         =========   =========    =========   =========    =========

     The distribution of our allowance for loan losses at the dates indicated is summarized as follows:


                                                               DECEMBER 31,
                   ------------------------------------------------------------------------------------------------------
                                 2001                              2000                               1999
                   --------------------------------  --------------------------------  ----------------------------------
                                           PERCENT                           PERCENT                            PERCENT
                                           OF LOANS                          OF LOANS                           OF LOANS
                                 LOAN      IN EACH                 LOAN      IN EACH                  LOAN      IN EACH
                   AMOUNT       AMOUNTS    CATEGORY   AMOUNT     AMOUNTS     CATEGORY    AMOUNT     AMOUNTS     CATEGORY
                   OF LOSS        BY       TO TOTAL   OF LOSS       BY       TO TOTAL    OF LOSS       BY       TO TOTAL
                   ALLOWANCE   CATEGORY     LOANS    ALLOWANCE   CATEGORY     LOANS     ALLOWANCE   CATEGORY     LOANS
                   ---------  ---------   ---------  ---------   ---------  ---------   --------   ----------  ---------
                                                          (DOLLARS IN THOUSANDS)

Commercial.......  $     610  $  21,139       15.34% $     274   $  18,264      14.95%  $    164   $   10,959      20.21%
Commercial
 mortgage........        578     40,668       29.50        391      29,183      23.89        231       16,726      30.83
Residential
 mortgage........        400     64,810       47.01        341      64,466      52.78        125       18,475      34.06
Consumer.........        125     11,237        8.15        107      10,235       8.38         84        8,085      14.90
Unallocated......        285         --          --        129          --         --        163           --         --
                   ---------  ---------   ---------  ---------   ---------  ---------   --------   ----------  ---------

 Total...........  $   1,998  $ 137,854      100.00% $   1,242   $ 122,148     100.00%  $    767   $   54,245     100.00%
                   =========  =========   =========  =========   =========  =========   ========   ==========  =========

                                                  DECEMBER 31,
                    ----------------------------------------------------------------------
                                  1998                                1997
                    --------------------------------  ------------------------------------
                                             PERCENT                            PERCENT
                                             OF LOANS                           OF LOANS
                                  LOAN       IN EACH                 LOAN       IN EACH
                    AMOUNT OF    AMOUNTS     CATEGORY  AMOUNT OF    AMOUNTS    CATEGORY
                      LOSS          BY       TO TOTAL     LOSS        BY        TO TOTAL
                    ALLOWANCE    CATEGORY     LOANS     ALLOWANCE   CATEGORY     LOANS
                    ----------  ----------  -------    ---------    ---------  --------
                                           (DOLLARS IN THOUSANDS)

Commercial........  $       95  $    6,360     17.75%  $      20    $     881      15.43%
Commercial
 mortgage.........          91       7,127     19.88          25        1,097      19.22
Residential
 mortgage.........         126      17,417     48.58          39        3,542      62.04
Consumer..........          52       4,945     13.79          22          189       3.31
Unallocated.......         144          --       --            5           --        --
                    ----------  ----------  -------    ---------    ---------  --------

 Total............  $      508  $   35,849    100.00%  $     111    $   5,709     100.00%
                    ==========  ==========  ========   =========    =========  =========


INVESTMENT ACTIVITIES

     Our securities portfolio is managed by our President and our Chief Financial Officer in accordance with a written investment policy of the Board of Directors that addresses strategies, types, and levels of permitted investments.

     At December 31, 2001, our securities portfolio equaled $204.0 million, or 55.3% of total assets. Our investment portfolio is comprised of mortgage-backed securities, U.S. government and agency securities, corporate debt securities, trust preferred securities, mutual funds and short-term commercial paper. At December 31, 2001, mortgage-backed securities amounted to $78.0 million, U.S. government and agency securities amounted to $29.1 million, corporate obligations, including $14.0 million of short-term commercial paper, amounted to $62.4 million, trust preferred securities amounted to $4.0 million, mutual funds amounted to $30.5 million and restricted equity investments in correspondent banks amounted to $4.9 million. At December 31, 2001, there were no securities of a single issuer (excluding U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

     We classify securities as either available for sale or held to maturity based upon our intent and ability to hold such securities. Securities available for sale include debt and equity securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available for sale include securities that we intend to use as part of our overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in our earnings. Investment securities and mortgage-backed securities that we have the positive intent and the ability to hold to maturity are classified as held to maturity. Securities held to maturity are carried at cost and are adjusted for amortization of premiums and accretion of discounts over the estimated lives of the securities.

     Our securities portfolio composition is designed to provide a liquid portfolio, yet maximize yield on a risk-adjusted basis. The process by which we decide to acquire debt instruments, trust preferred securities, and corporate and municipal obligations is similar to that of underwriting a loan. We evaluate the potential credit risk associated with these types of investment instruments by becoming familiar with the institution, its earnings history, and its ability to meet its debt obligations.

     The amortized cost and approximate fair value of securities as of December 31, 2001, 2000 and 1999 are summarized as follows:

                                                                      AT DECEMBER 31, 2001
                                                ---------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED
                                                AMORTIZED COST        GAINS           LOSSES        FAIR VALUE
                                                --------------    -------------    -------------   -------------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies................     $      26,351    $         294    $          --   $      26,645
   Corporate notes.........................            45,079            1,216             (228)         46,067
   Mortgage backed securities..............            67,375              326              (83)         67,618
   Mutual funds............................            30,470               15               --          30,485
   Trust preferred obligations.............             1,984               --              (93)          1,891
   Other securities........................             2,505                3              (37)          2,471
                                                -------------    -------------    -------------   -------------
     Total.................................     $     173,764    $       1,854    $        (441)  $     175,177
                                                =============    =============    =============   =============

Held to maturity:
   Trust preferred obligations.............     $       2,113    $          51    $          (3)  $       2,161
   Corporate notes.........................             2,249              119               --          23,685
   Mortgage backed securities..............            10,360              181              (64)         10,477
   Other...................................               100               --               --             100
                                                -------------    -------------    -------------   -------------
     Total.................................     $      14,822    $         351    $         (67)  $      15,106
                                                =============    =============    =============   =============



                                                                      AT DECEMBER 31, 2000
                                                ---------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED
                                                AMORTIZED COST        GAINS           LOSSES        FAIR VALUE
                                                --------------    -------------    -------------   -------------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies................     $      27,168    $          74    $        (113)  $      27,129
   Corporate notes.........................            21,379              234              (55)         21,558
   Mortgage-backed securities..............            12,700               73             (105)         12,668
   Trust preferred obligations.............             1,979               --             (113)          1,866
                                                -------------    -------------    -------------   -------------
     Total.................................     $      63,226    $         381    $        (386)  $      63,221
                                                =============    =============    =============   =============
Held to maturity:
   Trust preferred obligations.............     $       1,870    $          10    $        (155)  $       1,725
   Corporate notes.........................             2,247               51               --           2,298
   Mortgage-backed securities..............             8,281              177               --           8,458
   Other...................................             5,100               --               --           5,100
                                                -------------    -------------    -------------   -------------
     Total.................................     $      17,498    $         238    $        (155)  $      17,581
                                                =============    =============    =============   =============


                                                                      AT DECEMBER 31, 1999
                                                ---------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED
                                                AMORTIZED COST        GAINS           LOSSES        FAIR VALUE
                                                --------------    -------------    -------------   -------------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Treasury securities................     $       1,000    $           1    $          --   $       1,001
   U.S. Government agencies................            18,630               --             (630)         18,000
   Corporate notes.........................            11,718                2             (131)         11,589
   Mortgage-backed securities..............            14,974               --             (414)         14,560
   Other securities........................             1,972               --              (78)          1,894
                                                -------------    -------------    -------------   -------------
     Total.................................     $      48,294    $           3    $      (1,253)  $      47,044
                                                =============    =============    =============   =============
Held to maturity:
   Trust preferred obligations.............     $       1,037    $          --    $         (84)  $         953
   Other...................................               100               --               --             100
                                                -------------    -------------    -------------   -------------
     Total.................................     $       1,137    $          --    $         (84)  $       1,053
                                                =============    =============    =============   =============

     The maturity schedule of the investment portfolio, by contractual maturity, as of December 31, 2001, is shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty.


                                         DUE IN ONE YEAR OR    DUE AFTER ONE YEAR     DUE AFTER FIVE YEARS
                                                LESS           THROUGH FIVE YEARS      THROUGH TEN YEARS      DUE AFTER TEN YEARS
                                        -------------------   ----------------------  ---------------------   -------------------
                                         AMOUNT      RATE       AMOUNT      RATE       AMOUNT        RATE      AMOUNT      RATE
                                        --------   --------    --------   --------    ---------    --------   --------   --------
                                                                                      (DOLLARS IN THOUSANDS)
Investment Securities
----------------------

U.S. Government
   agency ...........................   $  2,001       5.39%   $ 24,350       4.98%   $      --          --%  $     --         --%
Corporate notes .....................     15,476       6.01      31,852       6.05           --          --         --         --
Trust preferred
   obligations ......................         --         --          --         --           --          --      4,097       6.41
Mutual funds ........................         --         --          --         --           --          --         --         --
Mortgage backed
   securities .......................         --         --          --         --           --          --         --         --
Other ...............................        100         --          --         --           --          --      2,505       7.12
                                        --------   --------    --------   --------    ---------    --------   --------   --------
     Total ..........................   $ 17,577       5.94%   $ 56,202       5.58%   $      --          --%  $  6,602       6.69%
                                        ========   ========    ========   ========    =========    ========   ========   ========



                                         NON-MATURITY AND        MORTGAGE BACKED
                                           MUTUAL FUNDS             SECURITIES                 TOTAL
                                        --------------------   --------------------    --------------------
                                         AMOUNT      RATE       AMOUNT       RATE       AMOUNT      RATE
                                        --------   ---------   ---------   --------   ---------   ---------

Investment Securities
----------------------

U.S. Government
   agency ...........................   $     --          --%  $      --         --%   $ 26,351        5.01%
Corporate notes .....................         --          --          --         --      47,328        6.04
Trust preferred
   obligations ......................         --          --          --         --       4,097        6.41
Mutual funds ........................     30,470        2.97          --         --      30,470        2.97
Mortgage backed
   securities .......................         --          --      77,735       5.81      77 735        5.81
Other ...............................         --          --          --         --       2,605        7.12
                                        --------   ---------   ---------   --------   ---------   ---------
     Total ..........................   $ 30,470        2.97%  $  77,735       5.81%  $ 188,586        5.33%
                                        ========   =========   =========   ========   =========   =========

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     Deposits are the major source of funds for our lending and investment activities. In addition, we also generate funds from loan principal repayments and prepayments, and from the maturities and cash flow of investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank of Pittsburgh may be used to supplement the availability of funds from other sources, or for long-term funding purposes. We have no other borrowing arrangements.

     Deposit instruments include NOW accounts, demand deposit accounts, money market accounts, statement savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance, early withdrawal penalties and interest rate. We review our deposit mix and pricing on a frequent basis. We do not utilize brokered deposits, nor have we actively sought jumbo or other significant sources of certificates of deposit.

     We believe we are competitive in the types of accounts and interest rates we offer on our deposit products. Commensurate with our Internet banking strategy, we may seek to pay interest rates on deposits that are very competitive, typically in the top one percent (1%) of banks nationally. We determine deposit interest rates based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various Federal Home Loan Bank of Pittsburgh advance programs and the deposit growth rate we are seeking to achieve.

     We may use premiums to attract new deposit accounts. Such premiums would be reflected in an increase in our advertising and promotion expense, as well as our cost of funds. We also seek business checking accounts and promote individual retirement accounts.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by American Bank as of the dates indicated.


                                                                      DECEMBER 31,
                         -------------------------------------------------------------------------------------------------------
                                       2001                               2000                               1999
                         -------------------------------    -------------------------------    --------------------------------
                           AVERAGE                            AVERAGE                            AVERAGE
                         OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING  INTEREST   AVERAGE
                           BALANCE      PAID       RATE       BALANCE      PAID       RATE       BALANCE      PAID       RATE
                         ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)

Demand, non-interest
 bearing............     $   21,358   $     --         --%  $    8,919   $     --         --%  $    5,228   $     --         --%
Demand,
 interest-bearing...         52,993      1,795       3.39       30,649        868       2.83       15,132        259       1.71
Savings.............         55,460      2,288       4.13       38,127      1,844       4.84       34,500      1,606       4.65
Certificates of deposit      94,130      5,394       5.73       58,212      3,605       6.19       23,546      1,184       5.03
                         ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
   Total Deposits...     $  223,941   $  9,477       4.23%  $  135,907   $  6,317       4.97%  $   78,406   $  3,049   $   4.17%
                         ==========   ========   ========   ==========   ========   ========   ==========   ========   ========

     The following table indicates the amount of American Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.


                                                                            MATURITY
                                                ----------------------------------------------------------------
                                                3 MONTHS OR    OVER 3 TO    OVER 6 TO     OVER 12
                                                    LESS       6 MONTHS     12 MONTHS     MONTHS        TOTAL
                                                -----------   -----------  -----------  -----------  -----------
                                                                         (IN THOUSANDS)
Certificates of deposit less than $100,000.     $    17,281   $    17,446  $    21,380  $    18,727  $    78,834
Certificates of deposit of $100,000 or more           3,920         3,248        3,302        2,693       13,163
Public funds(1)............................           3,707           111        1,129            3        4,950
                                                -----------   -----------  -----------  -----------  -----------
Total certificates of deposit..............     $    24,908   $    20,805  $    25,811  $    21,423  $    92,947
                                                ===========   ===========  ===========  ===========  ===========

------------
(1) Deposits from governmental and other public entities.


     FEDERAL HOME LOAN BANK ADVANCES. American Bank has the ability to use advances from the Federal Home Loan Bank of Pittsburgh (FHLB) to supplement its funds and to meet deposit withdrawal requirements. The FHLB provides various forms of advances, or secured credit, for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government and government agencies), subject to certain creditworthiness standards. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. See Note 8 to the Consolidated Financial Statements for additional information related to FHLB advances.

EMPLOYEES

     As of December 31, 2001, we had 42 full-time employees and 6 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.


                           REGULATION AND SUPERVISION

     The following discussion of certain laws and regulations that are applicable to American Bank Incorporated and American Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to American Bank Incorporated and American Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking, the Board of Governors of the Federal Reserve System or Congress, could have a material adverse impact on American Bank Incorporated and American Bank and their operations.

AMERICAN BANK INCORPORATED

     HOLDING COMPANY ACQUISITIONS. American Bank Incorporated is a bank holding company within the meaning of the Bank Holding Company Act. Federal law generally prohibits a company, without prior Federal Reserve approval, from acquiring the ownership or control of any bank. In accordance with Board of Governors of the Federal Reserve System policy, American Bank Incorporated is expected to act as a source of financial strength to American Bank and to commit resources to support American Bank in circumstances where American Bank Incorporated might not do so absent such policy. Under the Bank Holding Company Act, American Bank Incorporated is subject to periodic examination by the Board of Governors of the Federal Reserve System and is required to file periodic reports of its operations and such additional information as the Board of Governors of the Federal Reserve System may require.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "1999 Act") which repealed Depression-era laws that generally separated the business of banking from other financial services including the business of insurance and securities. From time to time other bills may be introduced in the United States Congress which could result in additional or in less regulation of the business of American Bank Incorporated and American Bank. It cannot be predicted at this time whether any such legislation actually will be adopted or how such adoption would affect the business of American Bank Incorporated or American Bank.

     BANK HOLDING COMPANY ACT ACTIVITIES AND OTHER LIMITATIONS. A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the Bank Holding Company Act, the Board of Governors of the Federal Reserve System is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Board of Governors of the Federal Reserve System has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Board of Governors of the Federal Reserve System is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. A bank holding company that becomes a Financial Holding Company under the 1999 Act is permitted to engage in activities that are financial in nature or incidental to such financial activities. The 1999 Act lists certain activities that are considered financial in nature and permits the Board of Governors of the Federal Reserve System to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making; (2) insurance underwriting;
(3) merchant banking; and (4) insurance company portfolio investments.

     The Board of Governors of the Federal Reserve System has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Board of Governors of the Federal Reserve System also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto. However, under the 1999 Act certain of these activities are permissible for a bank holding company that becomes a Financial Holding Company.

     CAPITAL REQUIREMENTS. The Board of Governors of the Federal Reserve System has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of American Bank, discussed below. On a pro forma basis following completion of the offering, American Bank Incorporated's pro forma Tier 1 and total capital would exceed the Board of Governors of the Federal Reserve System's capital adequacy requirements.

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between a bank and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and FDIC regulations. Affiliates of a bank include, among other entities, the bank's holding company and companies that are controlled by or under common control with the bank.

     In general, the extent to which a bank or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a bank and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

     FEDERAL SECURITIES LAWS. American Bank Incorporated's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934. American Bank Incorporated is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

AMERICAN BANK

     American Bank operates as a state-chartered commercial bank incorporated under the Pennsylvania Banking Code, and is a member bank of the Federal Reserve Bank of Philadelphia. As such, we are subject to extensive regulation and examination by the Pennsylvania Department of Banking and the Board of Governors of the Federal Reserve System, as well as by the Federal Deposit Insurance Corporation as the insurer of our deposit accounts. These regulatory authorities regulate or monitor all areas of our operations, including capital requirements, loans, interest rates, investments, borrowings, deposits, record keeping, security devices, issuances of securities, payment of dividends, interest rate risk management, acquisitions, mergers, establishment of branches, and corporate reorganizations. There are periodic examinations by the Pennsylvania Department of Banking and the Board of Governors of the Federal Reserve System to evaluate our compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, or Congress could have a material adverse impact on American Bank and its operations.

     FEDERAL DEPOSIT INSURANCE CORPORATION ASSESSMENTS. The depositors of American Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, up to applicable limits, and are subject to deposit premium assessments by the Bank Insurance Fund. Under the Federal Deposit Insurance Corporation's risk-based insurance system, Bank Insurance Fund assessed deposits have been subject to premiums, which have varied, depending upon the institution's capital position and other supervisory factors.

     The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including American Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation may also suspend deposit insurance temporarily prior to the hearing process for the permanent termination of insurance, if, among other things, the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. American Bank is not aware of any circumstances that would result in termination of its deposit insurance.

     CAPITAL REQUIREMENTS. The Board of Governors of the Federal Reserve System has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that are members of the Federal Reserve System. The Board of Governors of the Federal Reserve System's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly-rated member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. The highest-rated banks are those that the Board of Governors of the Federal Reserve System determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     The Board of Governors of the Federal Reserve System also requires that banks meet a risk-based capital standard, which requires the maintenance of total Tier 1 capital and supplementary (Tier 2) capital to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier 1 capital.

     In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the Board of Governors of the Federal Reserve System believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2001, American Bank met each of its capital requirements.

     The Board of Governors of the Federal Reserve System, along with the other Federal bank regulatory agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of American Bank's interest rate risk management process, the overall financial condition of American Bank and the level of other risks at American Bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

     A bank may be subject to higher minimum requirements than those described above if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

     American Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Board of Governors of the Federal Reserve System. As of December 31, 2001, American Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

     PROMPT CORRECTIVE ACTION. In addition to the capital adequacy guidelines, the Board of Governors of the Federal Reserve System is required to take "prompt corrective action" with respect to any state-chartered bank that does not meet specified minimum capital requirements. Federal regulations applicable to financial institutions establish five capital levels: "well capitalized," "adequately capitalized," "undercapitalized," "severely undercapitalized" and "critically undercapitalized."

o An institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

o An institution is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of at least 4% and leverage capital ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal bank regulatory agency guidelines), and the institution does not meet the definition of an undercapitalized institution.

o An institution is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal Banking agency guidelines).

o A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%.

o A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%.

     Under certain circumstances, a "well capitalized," "adequately capitalized," or "undercapitalized" institution may be treated as if the institution were in the next lower capital category.

     Federal banking regulators are authorized to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, Federal law contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons (e.g., a holding company) if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the powers of the Federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are in most cases required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

     ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered member banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount that is not permissible for a national bank unless the Federal Deposit Insurance Corporation has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. An insured state bank is not prohibited from, among other things,
(a) acquiring or retaining a majority interest in a subsidiary, (b) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, and (c) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees', and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions.

     In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     PENNSYLVANIA BANKING LAW. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees, and depositors, as well as corporate powers, savings and investment operations, and other aspects of American Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

     One of the purposes of the Pennsylvania Banking Code is to provide banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, Federal and foreign laws. A Pennsylvania bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Pennsylvania Department of Banking.

     The Pennsylvania Department of Banking generally examines each bank not less frequently than once every two years. The Pennsylvania Department of Banking may order any bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

     RESTRICTIONS ON THE PAYMENT OF DIVIDENDS. Under Pennsylvania law, American Bank may pay dividends only out of accumulated net earnings and may not declare or pay any dividend requiring a reduction of our statutorily required surplus. As previously discussed, state and Federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits our ability to pay dividends. In addition, our regulators have authority to prohibit us from engaging in an unsafe or unsound practice in conducting our business. The payment of dividends, depending upon our financial condition, could be deemed to constitute such an unsafe or unsound practice. As of December 31, 2001, American Bank had no accumulated net earnings.

     LOANS TO ONE BORROWER. American Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Additional amounts may be lent if the loan is secured by specified collateral, such as obligations of, or guaranteed by, Federal or state governments or agencies thereof. As of December 31, 2001, American Bank was in compliance with its loans-to-one-borrower limitations.

     REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to Federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

     American Bank is not subject to any cease-and-desist or removal orders, injunctive actions, civil money penalties or other enforcement actions.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions, the Federal regulatory authorities evaluate the record of such financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. American Bank received a "satisfactory" Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent examination by the Board of Governors of the Federal Reserve System.

     LENDING ACTIVITIES. Interest and certain other charges collected or contracted for by American Bank are subject to state usury laws and certain Federal laws concerning interest rates. American Bank's loan operations are also subject to certain Federal laws applicable to credit transactions, such as (a) the Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, (b) the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves, (c) the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, (d) the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, (e) the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and (f) the rules and regulations Federal agencies charged with the responsibility of implementing such Federal laws.

     DEPOSIT ACTIVITIES. The deposit operations of American Bank also are subject to (i) the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and (ii) the Electronic Funds Transfer Act and Regulation E issued by the Board of Governors of the Federal Reserve System to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     These and any other proposed laws, rules, and regulations could force us to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

TAXATION

FEDERAL TAXATION

     For federal income tax purposes, American Bank Incorporated files a consolidated federal income tax return with its wholly owned subsidiary on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each company based upon taxable income or loss calculated on a separate company basis.

     Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. American Bank Incorporated accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets will be adjusted to reflect changes in the tax laws.

     American Bank Incorporated is subject to the corporate alternative minimum tax to the extent it exceeds American Bank Incorporated's regular income tax for the year. The alternative minimum tax is imposed at the rate of 20% of a specially computed tax base. For purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

     American Bank's income tax returns have not been audited by the Internal Revenue Service for the past five years.

STATE TAXATION

     American Bank Incorporated is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from American Bank qualify for a 100% dividends-received deduction and are not subject to Corporate Net Income Tax. In addition, American Bank Incorporated's investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed. American Bank is subject to the Pennsylvania Bank Shares Tax based on its financial net income determined in accordance with generally accepted accounting principles with certain adjustments.

ITEM 2. PROPERTIES
------------------

PROPERTIES

     The premises from which we operate is located at 4029 West Tilghman Street, Allentown, Pennsylvania. American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2002. American Bank has the option to extend the lease agreement for five additional five-year lease terms. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities, and maintenance and repairs on the building. The lessor, Frederick J. Jaindl, is Chairman and a principal shareholder of American Bank Incorporated. The minimum lease payments due in 2002 under the original terms of the lease are $268,000. We maintain a disaster recovery backup site for our computers and data processing systems. This site is leased from a third party. The lease is for three years expiring in November 2004 and can be renewed for additional 3-year periods. The minimum annual payments under this lease are $17,700, $17,700 and $16,200 for the years 2002, 2003 and 2004 respectively.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     American Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2001, American Bank was not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS
--------------------------------------------------------------------------

     The "Market for Common Stock" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The financial statements of American Bank Incorporated's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The "Transactions with Certain Related Persons" section of the Company's 2002 Proxy Statement is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Financial Statements
         --------------------

         (A) Independent Auditor's Report

         (B) Consolidated Balance Sheets

         (C) Consolidated Statements of Income

         (D) Consolidated Statements of Stockholders' Equity

         (E) Consolidated Statements of Cash Flows

         (F) Notes to Consolidated Financial Statements

     (b) Reports on Form 8-K
         -------------------

         None.

     (c) Exhibits
         ---------

3.1  Articles of Incorporation of American Bank Incorporated*
3.2  Bylaws of American Bank Incorporated*
4.1  Trust Agreement*
4.2  Form of Amended and Restated Trust Agreement of American Capital Trust I*
4.3  Form of Certificate of Trust*
4.4  Form of Common Stock Certificate of American Capital Trust I*
4.5  Form of Agreement as to Expenses and Liabilities of American Capital
     Trust*
4.6  Form of Preferred Stock Certificate of American Capital Trust I*
4.7  Form Certificate of Authentication*
4.8 Form of Preferred Securities Guarantee Agreement between American Bank Incorporated and Bankers Trust Company, as guarantee trustee*
4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*
4.10 Form of Subordinated Debenture due 2032*
4.11 Form of Common Stock Certificate of American Bank Incorporated*
13   Portions of Annual Report to Stockholders
21   Subsidiaries of the Registrant*

------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN BANK INCORPORATED


Date:    March 26, 2002            By: \s\ Mark W. Jaindl
                                       ----------------------------------------
                                       Mark W. Jaindl
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      Signatures                               Title                                  Date
                      ----------                               -----                                  ----

   \s\ Frederick J. Jaindl
   ---------------------------------------------    Chairman of the Board                       March 26, 2002
   Frederick J. Jaindl


   \s\ Mark W. Jaindl                               President, Chief Executive Officer
   ----------------- ---------------------------    and Vice Chairman (Principal                March 26, 2002
   Mark W. Jaindl                                   Executive Officer)


   \s\ Harry C. Birkhimer
   ---------------------------------------------    Vice President and Chief Financial
   Harry C. Birkhimer                               Officer (Principal Financial and            March 26, 2002
                                                    Accounting Officer)


   \s\ David M. Jaindl
   ------------------ --------------------------    Director                                    March 26, 2002
   David M. Jaindl


   \s\ Elizabeth B. Gaul
   ---------------------------------------------    Director                                    March 26, 2002
   Elizabeth B. Gaul


   \s\ Arthur A. Haberberger
   ---------------------------------------------    Director                                    March 26, 2002
   Arthur A. Haberberger


   \s\ Philip S. Schwartz
   ---------------------------------------------    Director                                    March 26, 2002
   Philip S. Schwartz


   \s\ Martin F. Spiro
   ---------------------------------------------    Director                                    March 26, 2002
   Martin F. Spiro