Form 10QSB
period 2002-03-31
AMERICAN BANK INC
filed 2002-05-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      March 31, 2002

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from          to

        Commission file number



                           AMERICAN BANK INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                PA                                            01-0593266
--------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer ID No.)
of incorporation or organization)

                  4029 W. Tilghman Street, Allentown, PA 18104

--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (610) 366-1800

--------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)


                                       N/A
--------------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2002.


6,012,770 Shares of common stock             Par Value $.10/share


Transitional Small Business Disclosure Format (check one),    [ ]  Yes   [X]  No

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                           PAGE


Item 1        Consolidated Condensed Financial Statements
              Consolidated Condensed Balance Sheets                           3
              Consolidated Condensed Statements of Income                     4
              Consolidated Statements of Changes in Stockholders' Equity      5
              Consolidated Statements of Cash Flows                           6
              Notes to Consolidated Financial Statements                      7

Item 2        Management's Discussion and Analysis                            8


PART II       OTHER INFORMATION


Item 1        Legal Proceedings                                              17

Item 2        Changes in Securities and Use of Proceeds                      17

Item 3        Defaults Upon Senior Securities                                17

Item 4        Submission of Matters to Vote of Securities Holders            17

Item 5        Other Information                                              17

Item 6        Exhibits and Reports on Form 8-K                               17

Signatures                                                                   17



                   AMERICAN BANK INCORPORATED
              Consolidated Condensed Balance Sheets
        (Dollars In Thousands, Except Per Share Amounts)


                                                                        March 31,    December 31,
                                                                          2002          2001
                                                                        --------    ------------
                             Assets
Cash and due from banks                                               $   10,375    $   11,958
Interest bearing deposits with bank                                       10,137           377
Securities purchased under agreement to resell
                                                                           5,526         6,773
                                                                      ----------    ----------
     Cash and cash equivalents                                            26,038        19,108

Short-term investments                                                       998        13,981
Investment securities available for sale at fair value                   208,670       175,177
Investment securities held to maturity                                    13,780        14,822
Loans, net of allowance for loan losses of $1,683 and $1,998             132,966       135,589
Restricted investment in correspondent bank stock                          4,883         4,945
Bank premises and equipment, net                                           2,465         2,499
Accrued interest receivable                                                2,856         2,393
Other assets
                                                                             911           195
                                                                      ----------    ----------
          Total assets                                                $  393,567    $  368,709
                                                                      ==========    ==========


              Liabilities and Stockholders' Equity

                           Liabilities

Deposits
     Non-interest bearing deposits                                    $   16,160    $   13,841
     Interest bearing deposits                                           267,671       244,159
                                                                      ----------    ----------
          Total deposits                                                 283,831       258,000

Long-term debt                                                            83,128        83,238
Accrued interest payable                                                     713           725
Other liabilities
                                                                             830         1,238
                                                                      ----------    ----------
          Total liabilities
                                                                         368,502       343,201
                                                                      ----------    ----------


                      Stockholders' Equity

  Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
       Issued and outstanding  -0- shares                                      -             -
   Common stock, $0.10 par value; authorized 15,000,000 shares;
       6,012,770 shares issued and outstanding;                              601           601
Additional paid-in capital                                                24,359        24,359
Unallocated ESOP shares, at cost  (9,675 shares)                             (86)          (86)
Retained earnings (deficit)                                                  289          (300)
Accumulated other comprehensive income (loss)                                (98)          934
                                                                      ----------    ----------
          Total stockholders' equity                                      25,065        25,508
                                                                      ----------    ----------
          Total liabilities and stockholders' equity                  $  393,567    $  368,709
                                                                      ==========    ==========

See notes to financial statements.


                           AMERICAN BANK INCORPORATED
                   Consolidated Condensed Statements of Income
                    (In Thousands, Except Per Share Amounts)



                                                                       Three Months Ended
                                                                            March 31,
                                                                        2002        2001
                                                                       ------      ------
Interest Income
    Loans receivable, including fees                                  $ 2,499     $ 2,487
    Investment securities                                               2,606       1,967
    Other                                                                  24         118
                                                                      -------    --------

       Total interest income                                            5,129       4,572
                                                                      -------    --------
Interest Expense
    Deposits                                                            1,967       2,431
    Long-term debt                                                      1,007         654
                                                                      -------    --------

       Total interest expense                                           2,974       3,085
                                                                      -------    --------
            Net interest income                                         2,155       1,487

 Provision for loan losses                                                139          73
                                                                      -------    --------

            Net interest income after provision for loan losses         2,016       1,414

 Non-interest Income
    Service charges on deposit accounts                                    42          23
    Other income                                                           89          59
                                                                      -------    --------

       Total non-interest income                                          131          82
                                                                      -------    --------

   Non-interest Expense
    Salaries and employee benefits                                        524         488
    Occupancy and equipment                                               215         162
    Professional fees                                                      82          25
    Data processing                                                       160         226
    Other operating                                                       288         273
                                                                      -------    --------

       Total non-interest expense                                       1,269       1,174
                                                                      -------    --------

   Income before provision for income taxes                               878         322
   Provision for income taxes                                             289          62
                                                                      -------    --------

            Net income                                                 $  589      $  260
                                                                      =======    ========

   Earnings per share:
    Basic                                                              $  .10      $  .04
                                                                      =======    ========
    Diluted                                                            $  .09      $  .04
                                                                      =======    ========

   Average common shares outstanding:
    Basic                                                               6,003       6,002
                                                                      =======    ========
    Diluted                                                             6,261       6,237
                                                                      =======    ========

See notes to financial statements.
--------------------------------------------------------------------------------


                           AMERICAN BANK INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In Thousands)

                                                                                   Accumulated
                                              Additional  Retained Unallocated        Other
                                    Common     Paid-in     Earnings     ESOP       Comprehensive
                                     Stock     Capital    (Deficit)   Shares      Income (Loss)     Total
                                   ---------- ----------- -------- ------------- ---------------- ----------

Balance at December 31, 2001       $    601    $ 24,359   $ (300)   $   (86)       $    934        $ 25,508

Comprehensive Income for the
three months ended March 31, 2002:
   Net Income                                                589                                        589
   Change in net unrealized gain
on investment securities
available for sale, net of taxes
of $(531)                                                                            (1,032)         (1,032)
                                                                                                  ----------
      Total comprehensive income                                                                       (443)
                                   ---------- ----------- -------- ------------- ---------------- ----------
Balance at  March 31, 2002         $    601    $ 24,359   $ 289     $   (86)       $    (98)       $ 25,065
                                   ========== =========== ======== ============= ================ ==========



                                                                                   Accumulated
                                              Additional  Retained Unallocated        Other
                                    Common     Paid-in     Earnings     ESOP       Comprehensive
                                     Stock     Capital    (Deficit)   Shares      Income (Loss)     Total
                                   ---------- ----------- -------- ------------- ---------------- ----------

Balance at December 31, 2000       $    601    $ 24,347   $(1,638)   $   (52)       $    (3)       $ 23,255

Comprehensive Income for the
three months ended March 31, 2001:
   Net Income                                                 260                                       260
   Change in net unrealized gain
on investment securities
available for sale, net of taxes
of $233                                                                                 436             436
                                                                                                  ----------
      Total comprehensive income                                                                        696
                                                                                                  ----------
      Exercise of warrants                            8                                                   8
                                   ---------- ----------- -------- ------------- ---------------- ----------
Balance at  March 31, 2002         $    601    $ 24,355   $(1,378)   $   (52)       $   433        $ 23,959
                                   ========== =========== ======== ============= ================ ==========



                           AMERICAN BANK INCORPORATED
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         -------------------------
                                                                             2002          2001
                                                                         ----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                          $    589       $    260
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                           139             73
          Depreciation and amortization                                       151             94
          Deferred income tax expense (benefits)                               45            (63)
          Proceeds from sale of residential mortgage loans held for sale    3,232          1,085
          Net realized gain on sale of loans                                  (42)           (15)

          Origination of residential mortgage loans held for sale          (3,190)        (1,070)
          Net amortization (accretion) of securities premiums and
          discounts                                                           222           (288)
          (Increase) in accrued interest receivable                          (463)          (148)
          (Increase) in other assets                                         (231)          (372)
          Increase (decrease) in accrued interest payable                     (12)           168
          Increase (decrease) in other liabilities
                                                                             (408)           600
                                                                         --------       --------
               Net cash provided by operating activities                       32            324
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                       (51,175)       (11,019)
          Maturities and principal repayments                              12,564         13,849
          Sales                                                             3,343              -
      Securities held to maturity:
          Purchases                                                          (623)       (10,216)
          Maturities and principal repayments                               1,656          5,350
      Net (increase) decrease in short-term investments                    12,983        (48,935)
      Net (increase) decrease  in loans receivable                          2,484         (2,858)
      Purchase of Bank premises and equipment                                (117)          (360)
      (Purchase) redemption of restricted investment in bank stock             62         (2,023)
                                                                         --------       --------

                Net cash used in investing activities                     (18,823)       (56,212)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                          24,781         13,083
      Net increase in time deposits                                         1,050          3,820
      Proceeds from long-term debt                                              -         37,500
      Repayments on long-term debt                                           (110)          (191)
      Issuance of common stock
                                                                                -              8
                                                                         --------       --------
                Net cash provided by financing activities                  25,721         54,220
                                                                         --------       --------

                Increase (decrease) in cash and cash equivalents            6,930         (1,668)
Cash and cash equivalents at beginning of year
                                                                           19,108         15,748
                                                                         --------       --------


Cash and cash equivalents at end of period                               $ 26,038       $ 14,080
                                                                         ========       ========

Supplementary disclosures:
     Interest paid on deposits and borrowings                            $  2,986       $  2,917
                                                                         ========       ========

     Income taxes paid                                                   $    454       $    163
                                                                         ========       ========

See notes to financial statements

                           AMERICAN BANK INCORPORATED
                   Notes to Consolidated Financial Statements

1.      Organization and Basis of Presentation

        American Bank Incorporated (the "Company") was organized in August 2001 to serve as the bank holding company of American Bank (the "Bank"). On January 2, 2002 we acquired all of the issued and outstanding common stock of American Bank. At that time, each share of American Bank's common stock was automatically converted into one share of our common stock, par value $0.10 per share. In January 2002, we declared a three-for-two stock split to our stockholders of record on February 1, 2002. The shares were distributed on February 12, 2002. All information in this report has been revised to reflect the stock split.

        The company prepares its financial statements on the accrual basis and in conformity with generally accepted accounting principles. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2002 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications may have been made to amounts previously reported in 2001 to conform with the 2002 presentation.

2.      Contingent Liabilities

        In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

3.      Earnings Per Share

        Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock warrants. The weighted average number of shares outstanding at March 31, 2001, for basic and diluted earnings per share computations have been restated to reflect the effects of the three-for-two stock split declared in January 2002. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                           For the Three Months
                                                             Ended March 31,

                                                            2002          2001
                                                            ----          ----
                                                               (In Thousands)

        Basic EPS weighted average shares outstanding        6,003        6,002
        Dilutive effect of stock options and warrants          258          235
                                                             -----        -----

        Diluted EPS weighted average shares outstanding      6,261        6,237
                                                             =====        =====

4.      New Accounting Standards

        In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for us on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

5.      Recent Events

        On April 26, 2002, the Company issued $10.2 million principal amount of 6.0% junior subordinated debentures due March 31, 2032 (the "debentures") to American Capital Trust I (the "Trust"), a Delaware Business Trust. The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.0% cumulative convertible trust preferred securities to investors. The Trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The Trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and conditional guarantee by the Company of the Trust's obligations under the preferred securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

 Note 1 to American Bank Incorporated's consolidated financial statements, lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other quantitative factors that are necessary for an understanding and evaluation of American Bank Incorporated and its results of operations.

Results of Operations

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the company and should be read in conjunction with our financial statements and footnotes thereto for the year ended December 31, 2001.

Overview

For the three months ended March 31, 2002 the Company reported net income of $589,000, or $0.09 per diluted share, for an annualized return on average assets of 0.63% and an annualized return on average equity of 9.39%. This is an increase of $329,000, or 126.5%, over the same three month period in 2001 when net income was $260,000, or $0.04 per diluted share. The increase in net income was primarily the result of an increase of $102.1 million in average earning assets at March 31, 2002, compared to March 31, 2001. In addition to the increase in earning assets, the net interest margin increased 10 basis points and the operating expense ratio decreased 47 basis points in the March 31, 2002 quarter compared to the March 31, 2001 quarter.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $668,000, or 44.9%, to $2.2 million for the three months ended March 31, 2002, as compared to $1.5 million for the same period in 2001. Average interest-earning assets grew to $363.6 million at March 31, 2002, an increase of $102.1 million, or 39.0%, as compared to the average of $261.5 million at March 31, 2001. Average interest-bearing liabilities grew to $339.3 million at March 31, 2002, an increase of $102.8 million, or 43.5%, compared to the average of $236.5 million at March 31, 2001. The yield on average interest-earning assets was 5.64% for the three months ended March 31, 2002, a decrease of 135 basis points from the yield of 6.99% for the three months ended March 31, 2001. The cost of funds was 3.51% for the three months ended March 31, 2002, a decrease of 171 basis points from the cost of 5.22% for the three months ended March 31, 2001. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.37% for the three months ended March 31, 2002, as compared to 2.27% for the same period in 2001, an increase of 10 basis points. This decrease in the yield on earning assets resulted from declining interest rates as the economy slowed during 2001 and the increase in the percentage of assets invested in securities compared to total loans, as the yield on securities is generally less than the yield on loans. The decrease in the cost of funds resulted from the declining interest rate environment as the economy slowed during the year 2001 and the increase in the percentage of transaction based deposits compared to certificates of deposit, as transaction based deposits generally have lower interest rates than certificates of deposit.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2002 and 2001 are presented on a comparative basis in the following table:

                                                   2002                                2001
                                                  Interest                            Interest
                                       Average    Income /    Average      Average    Income /  Average
                                      Balances    Expense      Rates      Balances    Expense    Rates
                                      --------    -------     -------     ---------   -------   -------
                                                          (Dollars In Thousands)
Assets
   Interest-earning bank balances
    and Securities purchased
    under agreements to resell         $  8,709    $    24      1.10%    $    9,321   $   118   5.06%
   Loans, net                           134,545      2,499      7.43        123,728     2,487   8.04
   Investment securities                115,104      1,411      4.90         95,458     1,511   6.33
   Mortgage backed securities           100,369      1,138      4.54         29,755       411   5.53
   Restricted investments in bank
    stock                                 4,898         57      4.65          3,274        45   5.50
                                       --------    -------      ----     ----------   -------   ----
    Total interest-earnings assets      363,625      5,129      5.64        261,536     4,572   6.99
                                       --------    -------      ----     ----------   -------   ----

Interest-bearing liabilities
   Checking                              76,398        455      2.38         41,232       443   4.30
   Savings                               86,822        522      2.40         44,439       498   4.48
   Certificates of deposit               92,882        990      4.26         94,410     1,490   6.31
   Borrowings                            83,183      1,007      4.84         56,453       654   4.63
                                       --------    -------      ----     ----------   -------   ----
    Total interest-bearing liabilities  339,285      2,974      3.51        236,534     3,085   5.22
                                       --------    -------      ----     ----------   -------   ----

Net earning assets                     $ 24,340                          $   25,002
                                       ========                          ==========
Net interest income                               $  2,155                            $ 1,487
                                                  ========                            =======
Net interest spread                                             2.13%                            1.77%
                                                                ====                             ====
Net interest margin                                             2.37%                            2.27%
                                                                ====                             ====
Ratio of interest-earning assets to
    Interest-bearing liabilities        107.17%                             110.57%
                                        ======                              ======


Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (a) changes in volume (i.e., changes in volume multiplied by old rate) and (b) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                         For the Three Months Ended March 31,
                                                    2002 vs. 2001
                                       -----------------------------------------
                                        Increase/Decrease Due to       Total
                                       -------------------------    ------------
                                                                     Increase/
                                         Volume         Rate         Decrease
                                       -----------  ------------    ------------
                                                    (In Thousands)
Interest-earning assets:
Interest-earning deposits
   and securities purchased
   under agreements to resell           $   (89)      $    (5)        $   (94)
Loans receivable                            209          (197)             12

Investment securities                       270          (370)           (100)
Mortgage backed securities                  853          (126)            727
Restricted investment in bank stock          21            (9)             12
                                       --------     ----------      ----------
Total interest-earning assets             1,264          (707)            557
                                       --------     ----------      ----------

Interest-bearing liabilities:
Checking deposits                           288          (276)             12
Savings deposits                            365          (341)             24
Time deposits                               (24)         (476)           (500)
Borrowings                                  318            35             353
                                       --------     ----------      ----------
Total interest-bearing liabilities          947        (1,058)           (111)
                                       --------     ----------      ----------
Net Increase                            $   317       $   351         $   668
                                       ========     ==========      ==========

Provision For Loan Losses

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations, the Bank recorded a provision of $139,000 for the three months ended March 31, 2002 and a provision of $73,000 for the three months ended March 31, 2001. We will continue to record a provision for loan losses in an amount necessary to maintain the allowance for loan losses at a level deemed adequate to cover potential losses in the loan portfolio.

During the three months ended March 31, 2002, we charged off loans totaling $453,750 and had no recoveries. This resulted in a ratio of charged-off loans to average loans of 0.33% for the quarter. Additional information on charged-off loans is included in the section titled "Asset Quality", beginning on page 14 of this report. During the three months ended March 31, 2001 we had no charge-offs or recoveries.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2002 was $131,000, an increase of $49,000, or 59.8%, compared to $82,000 for the three months ended March 31, 2001. Service charges on deposit accounts increased to $42,000 in the 2002 quarter compared to $23,000 in the 2001 quarter. This increase was the result of an increase in our fee schedule and an increase in the number of transaction based deposit accounts. Gain on sale of loans for the quarter was $39,300 an increase of $20,500, or 109.0%, compared to $18,800 for the three months ended March 31, 2001. Other non-interest income amounted to $49,900, for the quarter ended March 31, 2002 an increase of $10,000 or 25.1%, from the $39,900 recorded for the quarter ended March 31, 2001.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2002 increased $95,000, or 8.1%, to $1.3 million from $1.2 million for the three months ended March 31, 2001. Salaries and benefits for the quarter totaled $524,000, an increase of $36,000 compared to the same quarter in 2001, due to an increase of 3 employees. Net occupancy expense increased by $53,000 in the current quarter compared to the prior year due to an increase in the amount of rental space being utilized for bank operations. Professional fees increased by $57,000, or 228.0%, in the quarter ended March 31, 2002 compared to the same quarter in 2001, as a result of the formation of the holding company, registration of the Company's common stock and the warrants with the Securities and Exchange Commission and application for listing of the common stock and the warrants on the Nasdaq SmallCap Market. Data processing expense of $160,000 was a decrease of $66,000 from the same quarter in 2001, primarily the result of enhancements to the Bank's data processing systems in the prior year. Other operating expense increased $15,000, to $288,000, in the quarter ended March 31, 2002, from $273,000 for the quarter ended March 31, 2001.

Income Tax Expense

Income tax expense for the three months ended March 31, 2002, amounted to $289,000, an increase of $227,000 from the $62,000 incurred for the three months ended March 31, 2001, due primarily to the increase in pretax income. Our effective tax rate for the first three months of 2002 was 33%, as compared to 19% for the three months ending March 31, 2001. The effective tax rate in the 2001quarter benefited from the Company's ability to recognize deferred tax assets as a result of our continued profitability.

Financial Condition

Overview

Total assets increased to $393.6 million at March 31, 2002, from $368.7 million at December 31, 2001, an increase of $24.9 million, or 6.8%. Investment securities increased by $19.4 million, or 9.5%, to $223.4 million at March 31, 2002 compared to $204.0 million at December 31, 2001. Loans outstanding decreased by $2.6 million, or 1.9%, to $133.0 million at March 31, 2002, compared to $135.6 million at December 31, 2001. Cash and overnight investments increased by $6.9 million, or 36.1%, to $26.0 million at march 31, 2002 from $19.1 million at December 30, 2001.

The growth in assets was funded by an increase in deposits of $25.8 million.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at March 31, 2002 were $133.0 million, a decrease of $2.6 million, or 1.9%, compared to the December 31, 2001 balance of $135.6 million. Loans receivable, net, represented 33.8% of total assets at March 31, 2002, compared to 36.8% of total assets at December 31, 2001.

The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2002, compared to December 31, 2001:

                                      At March 31, 2002     At December 31, 2001
                                    -------------------     --------------------
                                    Amount     Percent      Amount      Percent
                                ------------------------------------------------
                                             (Dollars In Thousands)
                                ------------------------------------------------
Real Estate Loans:
Commercial (1)                   $  44,476      32.98%    $  40,668      29.50%
Residential (2)                     55,139      40.88        64,810      47.01
                                 ---------      -----     ---------      -----
   Total real estate loans          99,615      73.86       105,478      76.51
                                 ---------      -----     ---------      -----
Other Loans:
Consumer Loans                      14,783      10.96%       11,237       8.15
Commercial                          20,478      15.18        21,139      15.34
                                 ---------      -----     ---------      -----
   Total other loans                35,261      26.14        32,376      23.49
                                 ---------      -----     ---------      -----

Total loans receivable             134,876     100.00%      137,854     100.00%
                                 =========     ======     =========     ======

Less:
Deferred fees and costs               (227)                    (267)
Allowance for losses                (1,683)                  (1,998)
                                 ---------                ---------
   Total loans receivable, net   $ 132,966                $ 135,589
                                 =========                =========

(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one-to-four family real estate loans and residential construction loans.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level deemed sufficient to absorb losses which are inherent in the loan portfolio. Management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. Our methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. We consistently apply the following methodology. The loan watch list maintained by the Bank includes loans classified by management as special mention, substandard, doubtful, or loss.

 Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these loans is based on an analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Watch list loans are managed and monitored by senior management. The allowance based on estimates of potential losses, uses delinquency and economic trends in addition to the charge-off experience of the Bank. Since we have very limited charge-off experience to date, the charge-off experience of other banks, where senior management has worked in the past, is used to form the base for these estimates. Since all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

Based on the recommendation of management, the board of directors makes determinations as to any reserves and changes to the provision for loan losses and allowance for loan losses. Both general and specific loan loss allowances are charged against earnings; however, general loan loss allowances are added back to capital in computing total risk-based capital under Pennsylvania Department of Banking and FDIC regulations, subject to certain limitations. We will continue to monitor the allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions indicate. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the Pennsylvania Department of Banking and the FDIC as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the applicable regulator.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2002:

                                                                    Percent of
                                                                     Loans in
                                                         Loan          Each
                                          Amount of     Amounts    Category to
                                          Allowance   By Category  Total Loans
                                         ------------ ------------ -------------
                                                 (Dollars In Thousands)

   Commercial                             $   373      $  20,478       15.18%
   Commercial mortgage                        636         44,476       32.98
   Residential mortgage                       317         55,139       40.88
   Consumer                                   122         14,783       10.96
   Unallocated                                235              -           -
                                          -------      ---------      ------
        Total                             $ 1,683      $ 134,876      100.00%
                                          =======      =========      ======

The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001:

                                                         For the Three Months
                                                            Ended March 31,
                                                            2002        2001
                                                            ----        ----
                                                        (Dollars In Thousands)
                                                        -----------------------

   Balance at beginning of period                        $  1,998    $  1,242

   Provision for loan losses                                  139          73

   Recoveries                                                   -           -

   Charge-offs                                                454           -
                                                         --------     -------

   Balance at end of period                              $  1,683     $ 1,315
                                                         ========     =======

   Ratio of net charge-offs (recoveries) to average         0.33%         n/a
   total loans

   Ratio of allowance to non-performing loans                 n/a         n/a

Investment Securities

Total investment securities increased by $19.4 million, or 9.5%, to $223.4 million at March 31, 2002 from $204.0 million at December 31, 2001. Investment securities classified as available for sale increased by $33.5 million, or 19.1%, to $208.7 million, while investment securities classified as held to maturity decreased by $1.0 million, or 6.8%, to $13.8 million and short-term investments, comprised of commercial paper with original maturities of less than 60 days, decreased by $13.0 million, to $1.0 million at March 31, 2002 from $14.0 million at December 31, 2001.

The increase in the available for sale portfolio results from management re-investing the run-off in the held to maturity portfolio and short-term investments into securities classified as available for sale. In addition, the increase in deposits and loan prepayments were invested in this category. The short-term investments that matured during the period were comprised of commercial paper with original maturities of less than 60 days.

The following table presents the book values and the fair values at March 31, 2002 and December 31, 2001, respectively, for each major category of the Bank's investment portfolio:


                                                     At March 31, 2002
                                ------------------------------------------------------------
                                                    Gross           Gross
                                                  Unrealized     Unrealized
                                Amortized Cost      Gains          Losses        Fair Value
                                --------------   ------------   ------------    ------------
                                                      (In Thousands)
Available for sale securities:
   U.S. Government agencies         $   53,212        $    103     $    (340)     $  52,975
   Corporate notes                      39,655             713          (290)        40,078
   Mortgage backed securities           94,167             396          (397)        94,166
   Mutual funds                         17,296               -             -         17,296
   U.S. Government agency
       preferred stock                   2,505               -          (114)         2,391
   Trust preferred obligations
                                         1,984               -          (220)         1,764
                                    ----------        --------     ---------      ---------
     Total                          $  208,819        $  1,212     $  (1,361)     $ 208,670
                                    ==========        ========     =========      =========
Held to maturity:
   Trust preferred obligations       $   2,737         $    34      $    (29)     $   2,742
   Corporate notes                       2,249              72                        2,321
                                                                      -
   Mortgage backed securities            8,694             106                        8,794
                                                                           (6)
   Other
                                           100               -            -             100
                                    ----------        --------     ---------      ---------
     Total                           $  13,780        $    212      $    (35)     $  13,957
                                    ==========        ========     =========      =========


                                                       At December 31, 2001
                                ------------------------------------------------------------
                                                    Gross           Gross
                                                  Unrealized     Unrealized
                                Amortized Cost      Gains          Losses       Fair Value
                                --------------   ------------   ------------    ------------
                                                      (In Thousands)
Available for sale securities:
   U.S. Government agencies          $  26,351        $    294      $      -      $  26,645
   Corporate notes                      45,079           1,216          (228)        46,067
   Mortgage backed securities           67,375             326           (83)        67,618
   Mutual funds                         30,470              15                       30,485
   U.S. Government agency
       preferred stock                   2,505               3           (37)         2,471
   Trust preferred obligations
                                         1,984               -           (93)         1,891
                                    ----------        --------     ---------      ---------
     Total                          $  173,764       $   1,854     $    (441)     $ 175,177
                                    ==========        ========     =========      =========
Held to maturity:
   Trust preferred obligations       $   2,113         $    51      $     (3)     $   2,161
   Corporate notes                       2,249             119             -          2,368
   Mortgage backed securities           10,360             181                       10,477
                                                                         (64)
   Other
                                           100               -             -            100
                                    ----------        --------     ---------      ---------
     Total                           $  14,822         $   351      $    (67)     $  15,106
                                    ==========        ========     =========      =========


Deposits

Total deposits increased by $25.8 million, or 10.0%, to $283.8 million at March 31, 2002 from the December 31, 2001 balance of $258.0 million. Demand deposits increased $2.4 million, or 17.4%, to $16.2 million at March 31, 2002, from $13.8 million at December 31,2001. Interest-bearing checking accounts grew $1.5 million, or 1.9%, to $80.4 million, compared to $78.9 million at December 31, 2001. Savings, including money market accounts, increased $21.0 million, or 29.1%, to $93.3 million from the balance of $72.3 million at December 31, 2001. Total certificates of deposit increased by $1.1 million, or 1.2%, to $94.0 million from the December 31, 2001 balance of $92.9 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the date indicated.

                                                       March 31, 2002            December 31, 2001
                                                       --------------            -----------------
                                                 Amount     Percent   Rate     Amount   Percent   Rate
                                                --------    -------   ----    --------  -------   ----
                                                                     (In Thousands)

      Demand, non-interest-bearing              $  16,160     5.69%      -%  $  13,841     5.36%      -%
      Demand, interest-bearing                     80,400    28.33    2.23      78,942    30.60    2.53
      Savings, including money market accounts     93,274    32.86    2.12      72,270    28.01    2.68
      Certificates of deposit                      93,997    33.12    4.28      92,947    36.03    4.66
                                                ---------   ------    ----   ---------   ------    ----

      Total deposits                            $ 283,831   100.00%   2.75%  $ 258,000   100.00%   3.20%
                                                =========   ======    ====   =========   ======    ====



Borrowed Money

Borrowed money consists of long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB"). As of March 31, 2002, the amount of advances outstanding from the FHLB was $83.1 million, a decrease of $100,000, or 0.1%, compared to the $83.2 million outstanding at December 31, 2001. This decrease resulted from the amortization of principal on certain of the advances. The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and
U. S. Government agency securities, including mortgage backed securities. As of March 31, 2002 the Bank's maximum borrowing capacity was $154.1 million.

At March 31, 2002 the advances consist of $1.6 million of fixed rate advances, with a weighted average rate of 5.32%, that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $1.7 million at December 31, 2001.

At March 31, 2002, one advance in the amount of $1.0 million with an interest rate of 5.11%, maturing in October 2003 was outstanding. This advance pays interest monthly and principal at maturity.

The remaining $80.5 million of advances at March 31, 2002, consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advances to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3 month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 3.31% and 6.07% with a weighted average rate of 4.83%. As of March 31, 2002, the FHLB has not elected to convert any advances to a variable rate.

Stockholders' Equity

Stockholders' equity at March 31, 2002 was $25.1 million, a decrease of $400,000, or 1.6%, from the December 31, 2001 balance of $25.5 million. This decrease was attributable to the decrease in unrealized gains on available for sale securities of $1.0 million during the quarter, off-set in part by earnings of $589,000. The decrease in unrealized gains on available for sale securities results from the increase in market rates of interest occurring during the quarter, which in turn causes the market value of the securities to decline.

Asset Quality

Asset Quality Collection Procedures

Our collection procedures provide that when a loan is 16 days past due, a computer generated late charge notice is sent to the borrower requesting payment of the amount due under the loan, plus a late charge. If such delinquency continues, on the first day of the next month, a delinquent notice is mailed advising the borrower of the violation of the terms of the loan. We attempt to contact borrowers whose loans are more than 30 days past due. If such attempts are unsuccessful, we will engage counsel to facilitate the collection process. A delinquent loan report is presented to the board of directors on a monthly basis for their review.

Delinquent Loans and Non-performing Assets

Loans are reviewed on a monthly basis. A loan is placed in a non-accrual status at the time when ultimate repayment of principal or interest, wholly or partially, is in doubt. Non-performing loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Non-performing loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed "foreclosed real estate" until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had no non-performing assets or foreclosed real estate as of March 31, 2002 or as of December 31, 2001.

The following table sets forth information with respect to our delinquent loans at March 31, 2002.

                                             Loans Delinquent For:
                           ----------------------------------------------------------
                                                            90 Days and Over and
                                   30-89 Days                  Nonaccrual Loans          Total Delinquent Loans
                           ---------------------------- -----------------------------  --------------------------
                                                Percent                      Percent                     Percent
                                                of Loan                      of Loan                     of Loan
                           Number     Amount   Category   Number   Amount   Category   Number   Amount  Category
                           ------    --------  --------   ------  --------  ---------  ------  -------- ---------
                                                          (Dollars in Thousands)

Real Estate Loans:
Commercial                    1       $   5     0.01%        -    $   -         -%         1    $   5      0.01%
Residential                   1         281     0.51         -        -         -          1      281      0.51
                           ----       -----     ----      ----    -----      ----       ----    -----      ----
Total real estate loans       2         286     0.29         -        -         -          2      286      0.29

Other Loans:
Consumer loans                -        -           -         -        -         -          -        -         -
Commercial                    -        -           -         -        -         -          -        -         -
Total other loans             -        -           -         -        -         -          -        -         -
                           ----       -----     ----      ----    -----      ----       ----    -----      ----
Total delinquent loans        2       $ 286     0.21%        -    $   -         -%         2    $ 286      0.21%
                           ====       =====     ====      ====    =====      ====       ====    =====      ====

At March 31, 2002 and December 31, 2001 we did not have any non-performing loans. During the three months ended March 31, 2002 we classified one loan as non-performing and restructured the loan. The restructuring was accounted for as a troubled debt restructuring. As part of the restructuring we charged off $452,750 and recorded the new debt at the present value of the expected future cash flows of the new loan. Following this restructuring the loan was returned to performing status. During the quarter ended March 31, 2002 we also charged-off an unsecured consumer loan in the amount of $1,000.

Classification of Assets

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At March 31, 2002 we had two loans totaling $366,000 classified as "Special Mention" and no loans classified as "Substandard", "Doubtful" or "Loss"

Liquidity and Capital Resources

Liquidity

The Company's liquidity management objectives are to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise. The Company's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations and cash flows generated by investments. External sources of funds include increases in deposits and advances from the FHLB.

The Company monitors its liquidity position on an on-going basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of March 31, 2002 and December 31, 2001, the Company's level of liquidity was in excess of the minimum established by Board policy.

Capital Resources

The following table presents the capital position of the Bank relative to the various minimum statutory and regulatory capital requirements at March 31, 2002 and December 31, 2001. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines. At the dates presented the Company's capital ratios were not materially different than the Bank's.

                                                                                             Required to be
                                                                  Required for Capital         Considered
                                                 Actual            Adequacy Purposes       "Well Capitalized"
                                                --------         ---------------------   ---------------------
                                           Amount    Percentage   Amount    Percentage   Amount    Percentage
                                           ------    ----------  --------  -----------   ------    -----------
March 31, 2002                                                 (Dollars In Thousands)
----------------------------------------

Total Capital to Risk Weighted Assets:     $ 26,846     11.65%    $ 18,439       8.00%     23,049     10.00%

Tier 1 Capital to Risk Weighted Assets:      25,163     10.92        9,220       4.00      13,829      6.00

Leverage Ratio:                              25,163      6.63       15,173       4.00      18,966      5.00

December 31, 2001:
----------------------------------------

Total Capital to Risk Weighted Assets:     $ 26,572     11.24%    $ 18,920       8.00%   $ 23,650     10.00%

Tier 1 Capital to Risk Weighted Assets:      24,574     10.39        9,460       4.00      14,190      6.00

Leverage Ratio:                              24,574       6.80      14,455       4.00      18,069      5.00



Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of March 31, 2002, an increase of 200 basis points in rates is estimated to result in a decrease of 11.3% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 4.8% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

Forward Looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including among other things, changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, the amount of loan losses we incur, demand for loans in our market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                                     PART II

Item 1  -      Legal Proceedings

               None

Item 2  -      Changes in Securities and Use of Proceeds

               None

Item 3  -      Defaults Upon Senior Securities

               None

Item 4  -      Submission of Matters to Vote of Security Holders

               None

Item 5  -      Other Information

               None

Item 6  -      Exhibits and Reports on Form 8-K

               (a) On January 2, 2002, the Company filed Form 8-K under Item 5-Other Events, to register the Company's common stock under the Securities Exchange Act of 1934. No financial statements were filed.
               (b)    Exhibits  -  None

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BANK INCORPORATED
                                            Registrant



Date: May 13, 2002                           By: /s/ Mark W. Jaindl
                                                --------------------------------
                                                Mark W. Jaindl,
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)

Date: May 13, 2002                           By: /s/ Harry C. Birkhimer
                                                --------------------------------
                                                Harry C. Birkhimer,
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)