Form 10QSB
period 2002-06-30
AMERICAN BANK INC
filed 2002-08-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20551
                            ------------------------

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -----------------      -----------------

         Commission file number
                                ---------------------------------------



                               AMERICAN BANK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           PA                                                   01-0593266
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer ID No.)
incorporation or organization)


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


                                       N/A
--------------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changes since last report)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ x ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2002.


   6,073,978     Shares of common stock         Par Value       $0.10    /share
----------------                                          ----------------------


Transitional Small Business Disclosure Format (check one),  [ ]  Yes     [X]  No

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                         PAGE

Item 1         Consolidated Condensed Financial Statements
               Consolidated Condensed Balance Sheets                         3
               Consolidated Condensed Statements of Income                   4
               Consolidated Condensed Statements of Changes
                     in Stockholders' Equity                                 5
               Consolidated Condensed Statements of Cash Flows               6
               Notes to Consolidated Condensed Financial Statements          7

Item 2         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     8



PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                            18

Item 2         Changes in Securities and Use of Proceeds                    18

Item 3         Defaults Upon Senior Securities                              18

Item 4         Submission of Matters to Vote of Securities Holders          18

Item 5         Other Information                                            18

Item 6         Exhibits and Reports on Form 8-K                             18

               Signatures                                                   19

Exhibit 99.1   Certification of Chief Executive Officer
                     and Chief Financial Officer                            20

                               AMERICAN BANK, INC.
                      Consolidated Condensed Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)


                                                                                                  June 30,   December 31,
                                                                                                    2002         2001
                                                                                                  ---------    ---------

                                     Assets

Cash and due from banks                                                                           $  16,758    $  11,958
Interest bearing deposits with banks                                                                 13,008          377
Federal funds sold and securities purchased
  under agreement to resell                                                                           6,379        6,773
                                                                                                  ---------    ---------
     Cash and cash equivalents                                                                       36,145       19,108
Short-term investments                                                                                5,499       13,981
Investment securities available for sale at fair value                                              210,007      175,177
Investment securities held to maturity                                                               12,967       14,822
Loans, net of allowance for loan losses of $1,684 and $1,998                                        131,003      135,589
Restricted investment in bank stock                                                                   4,877        4,945
Bank premises and equipment, net                                                                      2,350        2,499
Accrued interest receivable                                                                           2,618        2,393
Other assets                                                                                            494          195
                                                                                                  ---------    ---------
       Total assets                                                                               $ 405,960    $ 368,709
                                                                                                  =========    =========


                      Liabilities and Stockholders' equity

       Liabilities
Deposits
     Non-interest-bearing deposits                                                                $  13,200    $  13,841
     Interest-bearing deposits                                                                      271,356      244,159

       Total deposits                                                                               284,556      258,000

Long-term debt                                                                                       83,017       83,238
Accrued interest payable                                                                                705          725
Other liabilities                                                                                       657        1,238
                                                                                                  ---------    ---------

      Total liabilities                                                                             368,935      343,201
                                                                                                  ---------    ---------

Mandatory redeemable convertible debentures                                                          10,200         --
                                                                                                  ---------    ---------

                              Stockholders' equity:
  Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
     issued and outstanding 0 shares                                                                   --           --
  Common stock, par value $0.10 per share; authorized 15,000,000 shares; 6,051,978 shares issued and outstanding, in 2002;
        6,012,770 shares issued and outstanding, in 2001;                                               605          601
Additional paid-in capital                                                                           24,498       24,359
Unallocated ESOP shares, at cost                                                                       (100)         (86)
Retained earnings (deficit)                                                                             898         (300)
Accumulated other comprehensive income                                                                  924          934
                                                                                                  ---------    ---------
      Total stockholders' equity                                                                     26,825       25,508
                                                                                                  ---------    ---------

      Total liabilities and stockholders' equity                                                  $ 405,960    $ 368,709
                                                                                                  =========    =========


  See notes to financial statements

                               AMERICAN BANK, INC.
                   Consolidated Condensed Statements of Income
                    (In Thousands, Except Per Share Amounts)


                                                                                   Three Months Ended      Six Months Ended
                                                                                        June 30,               June 30,
                                                                                   ------------------      -----------------
                                                                                    2002        2001        2002       2001
                                                                                    ----        ----        ----       ----
Interest Income;
       Loans receivable, including fees                                             $ 2,332     $ 2,467     $ 4,801  $   4,954
       Investment securities                                                          2,708       2,460       5,312      4,426
       Other interest income                                                             27          58          51        176
                                                                                 ----------- ----------- ----------- -----------
                 Total interest income                                                5,067       4,985      10,164       9,556
                                                                                 ----------- ----------- ----------- -----------
Interest Expense:
       Deposits                                                                       1,883       2,516       3,849       4,948
       Long-term debt                                                                 1,016         948       2,023       1,601
       Mandatory redeemable convertible debentures                                      111          --         111          --
                                                                                 ----------- ----------- ----------- -----------
              Total interest expense                                                  3,010       3,464       5,983       6,549
                                                                                 ----------- ----------- ----------- -----------
               Net Interest Income
                                                                                      2,057       1,521       4,181       3,007
Provision for loan losses                                                                32          28         140         100
                                                                                 ----------- ----------- ----------- -----------
               Net interest income after provision for loan losses                    2,025       1,493       4,041       2,907
                                                                                 ----------- ----------- ----------- -----------
Non-interest income
          Service charges on deposit accounts                                            36          29          78          52
          Gains on sale of mortgage loans                                                51          56          93          71
          Other income                                                                   58          45         105          87
                                                                                 ----------- ----------- ----------- -----------
                    Total non-interest income                                           145         130         276         210
                                                                                 ----------- ----------- ----------- -----------
  Non-interest Expense
          Salaries and employee benefits                                                538         485       1,062         973
          Occupancy and equipment expense                                               184         161         376         308
          Professional fees                                                              70          92         152         117
          Data processing expense                                                       172         161         352         387
          Other operating expense                                                       314         357         604         644
                                                                                 ----------- ----------- ----------- -----------
                    Total non-interest expense                                        1,278       1,256       2,547       2,429
                                                                                 ----------- ----------- ----------- -----------
  Income before provision for income taxes                                              892         367       1,770         688
  Provision for income taxes                                                            283          66         572         128
                                                                                 ----------- ----------- ----------- -----------
                    Net income                                                      $   609     $   301     $ 1,198  $      560
                                                                                 =========== =========== =========== ===========
  Earnings per share:
          Basic                                                                     $   .10     $   .05     $   .20  $      .09
                                                                                 =========== =========== =========== ===========
          Diluted                                                                   $   .10     $   .05     $   .19  $      .09
                                                                                 =========== =========== =========== ===========


See notes to financial statements


                              AMERICAN BANK, INC.
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                                 (In Thousands)


                                                                                                      Accumulated
                                                                      Retained       Unallocated         Other
                                            Common     Capital        Earnings          ESOP         Comprehensive
                                             Stock      Surplus       (Deficit)        Shares        Income (Loss)        Total
                                          ------------ ----------- ---------------- -------------- ------------------- ------------

Balance at December 31, 2001              $     601    $  24,359   $       (300)    $       (86)   $        934        $   25,508

Comprehensive Income for the six
months ended June 30, 2002:
   Net Income                                                             1,198                                             1,198
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes of $477,000                                                                           (10)              (10)
                                                                                                                       -----------
       Total comprehensive income                                                                                           1,188
                                                                                                                       ----------
Exercise of options                               4          121                                                              125
Exercise of warrants                                          18                                                               18
Purchase of shares by ESOP                                                                  (14)                              (14)
                                          ---------    ---------   ------------     ------------   ------------        -----------

Balance at June 30, 2002                  $     605    $  24,498   $        898     $      (100)   $        924        $   26,825
                                          =========    =========   ============     ============   ============        ==========


                                                                                                      Accumulated
                                                                      Retained       Unallocated         Other
                                            Common     Capital        Earnings          ESOP         Comprehensive
                                             Stock      Surplus       (Deficit)        Shares        Income (Loss)        Total
                                          ------------ ----------- ---------------- -------------- ------------------- ------------

Balance at December 31, 2000              $      601   $  24,347   $     (1,638)    $      (52)    $          (3)      $   23,255

Comprehensive Income for the six
months ended June 30, 2001:
   Net Income                                                               560                                               560
   Change in net unrealized gain on                                                                          327              327
                                                                                                                       ----------
   investment securities available for
   sale, net of taxes of $168,000
       Total comprehensive income                                                                                             887
                                                                                                                       -----------
Exercise of warrants                                          12                                                               12
Purchase of shares by ESOP                                                                 (45)                               (45)
                                          ----------   ---------   ------------     -----------    -------------       ----------

Balance at June 30, 2001                  $      601   $  24,359   $     (1,078)    $      (97)    $         324       $   24,109
                                          ==========   =========   =============    ===========    =============       ===========


                               AMERICAN BANK, INC.
                 Consolidated Condensed Statements of Cash Flows
                                 (In Thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                              ------------------------
                                                                                               2002              2001
                                                                                               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                           $      1,198      $        560
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for loan losses                                                                   140               100
      Depreciation and amortization                                                               308               208
      Deferred income tax expense (benefits)                                                       45              (125)
      Proceeds from sale of residential mortgage loans held for sale                            6,778             4,878
      Net realized gain on sale of loans                                                          (93)              (71)
      Origination of residential mortgage loans held for sale                                  (6,685)           (4,807)
      Net amortization (accretion) of discounts/premiums on investment securities                 413                21
      (Increase) in accrued interest receivable                                                  (225)             (518)
      (Increase) in other assets                                                                 (347)              (95)
      Increase (decrease) in accrued interest payable                                             (20)              153
      Increase (decrease) increase in other liabilities                                          (574)              143
                                                                                         -------------     ------------

        Net cash provided by operating activities                                                 938               447
                                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available for sale:
      Purchases                                                                               (94,644)          (84,912)
      Maturities and principal repayments                                                      59,376            21,715
    Securities held to maturity:
      Purchases                                                                                (1,168)          (10,186)
      Maturities and principal repayments                                                       3,034            18,539
    Net decrease in short-term investments                                                      8,482                --
    Purchase of loans receivable                                                                   --           (20,320)
    Net decrease in loans receivable                                                            4,496             4,961
    Purchase of Bank premises and equipment                                                      (159)             (545)
    (Purchase) redemption of restricted investment in bank stock                                   68            (2,145)
                                                                                         ------------      -------------

        Net cash used in investing activities                                                 (20,565)          (72,893)
                                                                                         -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                                18,959            35,520
    Net increase in time deposits                                                               7,597             2,724
    Proceeds from long-term debt                                                                   --            37,500
    Repayments on long-term debt                                                                 (221)             (384)
    Proceeds from mandatory redeemable convertible debentures                                  10,200                --
    Issuance of common stock                                                                      143                12
    Purchase of common stock, ESOP trust                                                          (14)              (45)
                                                                                         -------------     -------------

        Net cash provided by financing activities                                              36,664            75,327
                                                                                         ------------      ------------

        Increase in cash and cash equivalents                                                  17,037             2,881
Cash and cash equivalents at beginning of year                                                  9,108            15,748
                                                                                         ------------      ------------

Cash and cash equivalents at end of period                                                $    36,145      $     18,629
                                                                                          ===========      ============

Supplementary disclosures:
    Interest paid on deposits and borrowings                                             $      6,003      $      6,396
                                                                                         =============     ============

    Income taxes paid                                                                    $      1,032      $        163
                                                                                         ============      ============

See notes to financial statements



                               AMERICAN BANK, INC.
              Notes to Consolidated Condensed Financial Statements

1.       Organization and Basis of presentation

         American Bank, Inc. (the "Company") was organized in August 2001 to serve as the bank holding company of American Bank (the "Bank"). On January 2, 2002, we acquired all of the issued and outstanding common stock of American Bank. At that time, each share of American Bank's common stock was automatically converted into one share of our common stock, par value $0.10 per share. In January 2002, we declared a three-for-two stock split to our stockholders of record on February 1, 2002. The shares were distributed on February 12, 2002. All information in this report has been revised to reflect the stock split.

         On April 26, 2002, the Company issued $10.2 million principal amount of 6.0% junior subordinated debentures due March 31, 2032 (the "debentures") to American Capital Trust I (the "Trust"), a Delaware Business Trust. The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.0% cumulative convertible trust preferred securities to investors. The Trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

         The Company prepares its financial statements on the accrual basis and in conformity with generally accepted accounting principles. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2002 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications may have been made to amounts previously reported in 2001 to conform with the 2002 presentation.

2.       Contingent Liabilities

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

3.       Earnings per share

         Basic earnings per share computations are based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options, stock warrants and convertible preferred securities. The weighted average number of shares outstanding at June, 2001, for basic and diluted earnings per share computations have been restated to reflect the effects of the three-for-two stock split declared in January 2002. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:


                                                        For the Three Months Ended    For the Six Months Ended
                                                                 June 30,                     June 30,
                                                        --------------------------    -------------------------

                                                            2002           2001          2002          2001
                                                            ----           ----          ----          ----
                                                                            (In Thousands)

        Net income-basic                                $      609     $      301    $    1,198    $      560
        Add: Dividend on convertible preferred
              securities, net of tax                            73             --            73            --
                                                        ----------     ----------    ----------    ----------
        Net income for diluted EPS                      $      682     $      301    $    1,271    $      560
                                                        ==========     ==========    ==========    ==========

        Basic EPS weighted average shares outstanding        6,028          6,002         6,016         6,002
        Dilutive effect of stock options and warrants          257            236           272           237
        Dilutive effect of convertible preferred
              securities                                       857             --           431            --
                                                        ----------     ----------    ----------    ----------

        Diluted EPS weighted average shares
              outstanding                                    7,142          6,238         6,719         6,239
                                                        ==========     ==========    ==========    ==========

4.       New accounting standards

         In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for us on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This Statement also amends FAS Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. Implementation of Statement No. 145 is not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to American Bank, Inc.'s consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other quantitative factors that are necessary for an understanding and evaluation of American Bank, Inc. and its results of operations.

Results of Operations

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our financial statements and footnotes thereto for the year ended December 31, 2001.

Overview

The Company reported net income of $1,198,000, or $0.19 per diluted share, for an annualized return on average assets of .63% and an annualized return on average equity of 9.28%. This is an increase of $638,000, or 113.9%, and was primarily the result of an increase of $94.3 million in average earning assets and an increase of 8 basis points in the net interest margin for the six months ended June 30, 2002, compared to the six months ended June 30, 2001 when net income was $560,000, of $0.09 per diluted share. In addition, operating expense as percent of average assets decreased 40 basis points, to 1.32%, for the six months ended June 30, 2002, compared to 1.72% for the same period in 2001.

The Company reported net income for the three months ended June 30, 2002 of $609,000, or $0.10 per diluted share, an increase of $308,000, or 102.3%, as compared to the same period in 2001 when net income was $301,000, or $0.05 per diluted share.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $1.2 million, or 40.4%, to $4.2 million for the six months ended June 30, 2002, as compared to $3.0 million for the same period in 2001. Average interest-earning assets grew to $369.7 million at June 30, 2002, an increase of $94.3 million, or 34.2%, as compared to the average of $275.4 million at June 30, 2001. Average interest-bearing liabilities grew to $352.4 million at June 30, 2002, an increase of $90.4 million, or 34.5%, compared to the average of $262.0 million at June 30, 2001. The yield on average interest-earning assets was 5.52% for the six months ended June 30, 2002, a decrease of 142 basis points from the yield of 6.94% for the six months ended June 30, 2001. The cost of funds was 3.40% for the six months ended June 30, 2002, a decrease of 160 basis points from the cost of 5.00% for the six months ended June 30, 2001. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.28% for the six months ended June 30, 2002, as compared to 2.18% for the same period in 2001, an increase of 10 basis points. The decrease in the yield on earning assets results from the declining interest rate environment as the economy slowed during the years 2001 and 2002 and from a greater percentage of the earning assets being comprised of securities in the current period compared to the prior period. Investment securities generally provide lower yields than do loans. The decrease in the cost of funds also resulted from the declining interest rate environment during 2001 and 2002. In addition, the percentage of deposits held in transaction based accounts increased compared to certificates of deposits. In general, transaction based accounts have lower interest rates than certificates of deposit.

Net interest income for the three months ended June 30, 2002 increased by $536,000 to $2.1 million, or 35.2% over the $1.5 million for the same quarter in 2001. This increase is primarily attributable to an increase of $70.4 million, or 23.5%, of average interest-earning assets to $369.4 million for the quarter ended June 30, 2002, compared to $299.0 million for the quarter ended June 30, 2001. During the quarter ended June 30, 2002, the net interest margin increased 21 basis points compared to the same period in 2001. This increase in the net interest margin resulted from the average cost of funds decreasing faster than the yield on earning assets during the quarter, the result of management's pricing strategies for liabilities in response to the yields realized on assets.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2002 and 2001 are presented on a comparative basis in the following table:


                                                               2002                                       2001
                                              -------------------------------------      ------------------------------------
                                                             Interest                                   Interest
                                               Average       Income /      Average        Average       Income /     Average
                                              Balances       Expense        Rates        Balances        Expense      Rates
                                              --------       -------        -----        --------        -------      -----
                                                                         (Dollars In Thousands)
Assets
   Interest-earning bank balances and       $    9,610     $       51         1.06%   $     7,876      $      176      4.47%
      Federal funds sold
   Loans, net                                  133,823          4,801         7.18        123,857           4,954      7.84
   Investment securities                       116,459          2,888         4.96        103,845           3,235      6.23
   Mortgage backed securities                  104,935          2,323         4.43         36,139           1,076      5.95
   Restricted investments in bank stock          4,889            101         4.13          3,716             115      6.19
                                            ----------     ----------         ----    -----------      ----------   -------

       Total interest-earnings assets          369,716         10,164         5.50        275,433           9,556      6.94
                                            ----------     ----------         ----    -----------      ----------   -------

Interest-bearing liabilities
   Checking                                     76,401            881         2.31         56,857             970      3.41
   Savings                                      88,604          1,038         2.34         48,623           1,011      4.16
   Certificates of deposit                     100,544          1,930         3.84         95,021           2,967      6.24
   FHLB advances                                83,128          2,023         4.87         61,523           1,601      5.20
   Subordinated debentures                       3,700            111         6.00             --              --        --
                                            ----------     ----------         ----    -----------      ----------   -------

       Total interest-bearing liabilities      352,377          5,983         3.40        262,024           6,549      5.00
                                            ----------     ----------         ----    -----------      ----------   -------

Net earning assets                          $   17,339                                $    13,409
                                            ==========                                ===========
Net interest income                                        $    4,181                                  $    3,007
                                                           ==========                                  ==========
Net interest spread                                                           2.10%                                    1.94%
                                                                         =========                                  ========
Net interest margin                                                           2.26%                                    2.18%
                                                                         =========                                  ========
Ratio of interest-earning assets to
   Interest-bearing liabilities                104.92%                                    105.12%
                                            ==========                                ===========


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




                                                               For the Six Months Ended June 30,
                                                                         2002 vs. 2001
                                                      ---------------------------------------------------
                                                          Increase/Decrease Due to            Total
                                                      ------------------------------     ----------------
                                                           Volume            Rate       Increase/Decrease
                                                      --------------    ------------    -----------------
                                                                        (In Thousands)
             Interest-earning assets:
             Interest-earning deposits and Federal
               funds sold                             $         34      $       (159)    $       (125)
             Loans receivable                                  330              (483)            (153)
             Mortgage-backed securities                      1,792              (545)           1,247
             Investment securities                             352              (699)            (347)
             Restricted investment in bank stock                56               (70)             (14)
                                                      ------------      -------------    -------------
             Total interest-earning assets                   2,564            (1,956)             608
                                                      ------------      -------------    ------------

             Interest-bearing liabilities:
             Checking deposits                                 297              (386)             (89)
             Savings deposits                                  852              (825)              27
             Time deposits                                     143            (1,180)          (1,037)
             Borrowings                                        544              (122)             422
             Subordinated debentures                           111                --              111
                                                      ------------      ------------     ------------
             Total interest-bearing liabilities              1,947            (2,513)            (566)
                                                      ------------      -------------    -------------

             Net Increase                             $        617      $        557     $      1,174
                                                      ============      ============     ============

Provision For Loan Losses

Management records provisions for loan losses in amounts that result in an allowance for loan losses sufficient to absorb losses which are inherent in the loan portfolio. Our evaluation includes such factors as past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations, we recorded a provision of $140,000 for the six months ended June 30, 2002 and a provision of $100,000 for the six months ended June 30, 2001. Management will continue to record provisions for loan losses in amounts necessary to maintain the allowance for loan losses at a level deemed adequate by management.

During the six months ended June 30, 2002, we charged off loans totaling $453,750 and had no recoveries. This resulted in a ratio of charged-off loans to average loans of 0.34% for the six months. Additional information on charged-off loans is included in the section titled "Asset Quality", beginning on page 14 of this report.

During the six months ended June 30, 2001 we had no charge-offs or recoveries.

For the three months ended June 30, 2002 the provision amounted to $32,000. For the three months ended June 30, 2001 the provision was $28,000.

During the three months ended June 30, 2002 and June 30, 2001 we had no charge-offs or recoveries.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2002 was $276,000, an increase of $66,000, or 31.4%, compared to total non-interest income for the six months ended June 30, 2001. Service charges on deposit accounts increased to $78,000 for the first six months of 2002, compared to $52,000 for the first six months of 2001. The increase of $26,000, or 50.0%, is the result of an increase in our fee schedule and an increase in the number of transaction based deposit accounts. Gain on sale of loans for the six months ended June 30, 2002 was $93,000, an increase of $22,000, or 31.0%, compared to the six months ended June 30, 2001. This increase is due to a greater volume of loan closings and sales in the current period, the result of greater re-financing activity in the low interest rate environment. Other non-interest income increased $18,000, or 20.7% to $105,000 for the six months ended June 30, 2002, compared to $87,000 for the six months ended June 30, 2001, the result of greater volume of ATM transactions, wire transfer fees and sales of checks and checkbooks.

Total non-interest income for the three months ended June 30, 2002 was $145,000, an increase of $15,000, or 11.5%, compared to $130,000 for the three months ended June 30, 2001. Service charges on deposit accounts increased to

$36,000 in the 2002 quarter compared to $29,000 in the 2001 quarter. Gain on sale of loans for the quarter was $51,000, a decrease of $5,000 compared to $56,000 for the three months ended June 30, 2001. The decrease was the result of a lower volume of loan closings and sales in the prior year's quarter. Other non-interest income for the quarter ended June 30, 2002 amounted to $58,000, an increase of $13,000 over the $45,000 recorded for the quarter ended June 30, 2001, the result of greater volume of ATM transactions, wire transfer fees and sales of checks and checkbooks.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2002 increased $118,000, or 4.9%, to $2.5 million, as compared to $2.4 million for the six months ended June 30, 2001. Our efficiency ratio (ratio of non-interest expense to the sum of net interest income and non-interest income) improved to 56.6% for the first six months of 2002, as compared to 75.5% for the same period in 2001. Salaries and benefits for the six months ended June 30, 2002 totaled $1.1 million, an increase of $89,000, or 9.1%, as compared to the six months ended June 30, 2001, the result of an increase of five employees, as well as normal merit increases. Net occupancy and equipment expense of $376,000 for the first six months of 2002 increased $68,000, or 22.1%, from the same period one year earlier, due to an increase in the amount of space being rented by the Company. Professional fees increased by $35,000, or 29.9%, to $152,000 for the six months ended June 30, 2002, compared to $117,000 for the six months ended June 30, 2001. This increase was primarily due to legal, accounting and other consulting fees associated with the formation of the bank holding company, registration of Company's stock and warrants with the Securities and Exchange Commission and our application for listing on the Nasdaq SmallCap Market. Data processing expense of $352,000 decreased by $35,000, or 9.0%, compared to $387,000 for the six months ended June 30, 2001. The prior year period reflects the costs associated with upgrading our data systems and internet systems related to electronic banking and security that was undertaken in the year 2001. Other operating expense of $604,000 for the six months ended June 30, 2002 decreased by $40,000, or 6.2%, from the six months ended June 30, 2001. The largest variances in other operating expenses compared to the prior year were as follows: 1) marketing and business development decreased by $30,000; 2) supplies and printing expenses decreased $18,000; 3) product expense and item processing charges decreased by $7,000; and 4) insurance premiums increased $25,000 due to the Company increasing coverage and coverage limits on business insurance.

Total non-interest expense for the three months ended June 30, 2002 increased $22,000, or 1.8%, to $1.3 million. Salaries and benefits for the quarter totaled $538,000, an increase of $53,000 compared to the same quarter in 2001, due to the increase of three employees. Net occupancy and equipment expense increased by $23,000 in the current quarter compared to the prior year's quarter due to an increase in the amount of rental space being utilized for our operations. Professional fees decreased by $22,000 in the quarter ended June 30, 2002 compared to the same quarter in 2001. Data processing expense of $172,000 was an increase of $11,000 from the same quarter in 2001, primarily the result of enhancements to the our data processing systems. Other operating expense decreased $43,000, to $314,000, in the quarter ended June 30, 2002, from $357,000 for the quarter ended June 30, 2001.

Income Tax Expense

Income tax expense for the six months ended June 30, 2002, amounted to $572,000, an increase of $444,000 from the $128,000 incurred for the six months ended June 30, 2001, due primarily to the increase in pretax income. Our effective tax rate for the first six months of 2002 was 32.3%, as compared to 18.6% for the first six months of 2001. The effective tax rate for the six months ended June 30, 2001 benefited from our ability to recognize deferred tax assets as a result of our continued profitability. These deferred tax assets were fully realized during 2001.

Financial Condition

Overview

Total assets increased to $406.0 million at June 30, 2002 from $368.7 million at December 31, 2001, an increase of $37.3 million, or 10.1%. Investment securities increased by $24.5 million, or 12.0%, to $228.5 million at June 30, 2002 compared to $204.0 million at December 31, 2001. Loans outstanding decreased by $4.6 million, or 3.4%, to $131.0 million at June 30, 2002, compared to $135.6 million at December 31, 2001. Cash and overnight investments increased by $17.0 million, or 89.0%, to $36.1 million at June 30, 2002 from $19.1 million at December 30, 2001.

The growth in assets was funded by an increase in deposits of $26.6 million and the sale of $10.2 million of convertible subordinated debentures.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, were $131.0 million at June 30, 2002, a decrease of $4.6 million, or 3.4%, compared to the December 31, 2001 balance of $135.6 million. Loans receivable represented 32.3% of total assets at June 30, 2002, compared to 36.8% of total assets at December 31, 2001. The decrease in loans outstanding results from prepayments, primarily in the purchased residential real estate portfolio, as borrowers have refinanced loans.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 2002, compared to December 31, 2001:

                                                        At June 30, 2002                At December 31, 2001
                                                 -------------------------------  ---------------------------------
                                                      Amount          Percent         Amount           Percent
                                                 --------------    -------------  ------------     ----------------
                                                                      (Dollars In Thousands)
         Real Estate Loans:
         Commercial  (1)                         $    49,737            37.42%    $    40,668             29.50%
         Residential   (2)                            44,806            33.71          64,810             47.01
                                                      ------            -----          ------             -----
           Total real estate loans                    94,543            71.13         105,478             76.51
                                                      ------            -----         -------             -----
         Other Loans:
         Consumer Loans                               14,828            11.15          11,237              8.15
         Commercial                                   23,552            17.72          21,139             15.34
                                                      ------            -----          ------             -----
           Total other loans                          38,380            28.87          32,376             23.49
                                                      ------            -----          ------             -----

         Total loans receivable                      132,923           100.00%        137,854            100.00%
                                                     -------           ======         -------            ======

         Less:
         Deferred fees and costs                        (236)                            (267)
         Allowance for losses                         (1,684)                          (1,998)
                                                 -----------                           ------
           Total loans receivable, net           $   131,003                      $   135,589
                                                 ===========                      ===========

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

Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these loans is based on an analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Watch list loans are managed and monitored by senior management. The allowance, based on estimates of potential losses, uses delinquency and economic trends in addition to the charge-off experience of the Bank. Since we have very limited charge-off experience to date, the charge-off experience of other banks, where senior management has worked in the past, is used to form the base for these estimates.

Based on the recommendation of management, the board of directors makes determinations as to any reserves and changes to the provision for loan losses and allowance for loan losses. Both general and specific loan loss allowances are charged against earnings; however, general loan loss allowances are added back to capital in computing total risk-based capital under Pennsylvania Department of Banking and FDIC regulations, subject to certain limitations. We will continue to monitor the allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions indicate. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the Pennsylvania

Department of Banking and the Federal Reserve Board as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the applicable regulator.

During the six months ended June 30, 2002, we added $140,000 to the allowance for loan losses through the provision for loan losses. At June 30, 2002, the allowance for loan losses as a percentage of outstanding loans was 1.25%, as compared to 1.45% at December 31, 2001. We have adopted the policy of recording the allowance for loan losses, on loan pools purchased, by an adjustment to the sales price. As the loans in these purchased pools pay down and pay off, the allowance is adjusted to an amount deemed necessary to cover potential losses. Management considers the allowance for loan losses at June 30, 2002 to be adequate for the inherent risks of loss in its loan portfolio at that date.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2002 and December 31, 2001:


                                            June 30, 2002                               December 31, 2001
                              -------------------------------------------  --------------------------------------------
                                                             Percent of                                   Percent of
                               Amount of                   Loans in Each     Amount of                  Loans in Each
                                 Loss       Loan Amounts    Category to        Loss       Loan Amounts   Category to
                              Allowance     By Category     Total Loans      Allowance    By Category    Total Loans
                             ------------- --------------- --------------  -------------- ------------- ---------------
                                                              (Dollars In Thousands)

Commercial                   $      332    $     23,552           17.72%   $      610     $    21,139         15.34%
Commercial mortgage                 702          49,737           37.42           578          40,668         29.50
Residential mortgage                255          44,806           33.71           400          64,810         47.01
Consumer                            121          14,828           11.15           125          11,237          8.15
Unallocated                         274              --              --           285              --         --
                             ----------    ------------       ---------    ----------     -----------   -----------

    Total                    $    1,684    $    132,923          100.00%   $    1,998     $   137,854        100.00%
                             ==========    ============       =========    ==========     ===========   ===========


The following table summarizes the transactions in the allowance for loan losses for the six months ended June 30, 2002 and 2001:

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    2002           2001
                                                                                    ----           ----
                                                                                     (In Thousands)

               Balance at beginning of period                                   $   1,998      $   1,242

               Provision for loan losses                                              140            100

               Allowance recorded in connection with purchase of loan pools            --            106

               Recoveries                                                              --             --

               Charge-offs                                                            454             --
                                                                                ---------      ---------

               Balance at end of period                                         $   1,684      $   1,448
                                                                                =========      =========

               Ratio of net charge-offs (recoveries) to average total loans          0.34%           n/a

               Ratio of allowance to non-performing loans                             n/a            n/a


Investment Securities

Total investment securities increased by $24.5 million, or 12.0%, to $228.5 million at June 30, 2002 from $204.0 million at December 31, 2001. Investment securities classified as available for sale increased by $34.8 million, or 19.9%, to $210.0 million, while investment securities classified as held to maturity decreased by $1.8 million, or 12.2%, to $13.0 million and short-term investments, comprised of commercial paper with original maturities of less than 60 days, decreased by $8.5 million, to $5.5 million at June 30, 2002 from $14.0 million at December 31, 2001.

The increase in the available for sale portfolio results from management re-investing the run-off in the held to maturity portfolio and short-term investments into securities classified as available for sale. In addition, the increase in deposits, the proceeds from the sale of the subordinated debentures and loan prepayments were invested in this category. The short-term investments that matured during the period were comprised of commercial paper with original maturities of less than 60 days

Deposits

Total deposits increased by $26.6 million, or 10.3%, to $284.6 million at June 30, 2002 from the December 31, 2001 balance of $258.0 million. Demand deposits decreased $641,000, or 4.6%, to $13.2 million at June 30, 2002, from $13.8 million at December 31,2001. Interest-bearing checking accounts decreased $1.0 million, or 1.3%, to $77.9 million, compared to $78.9 million at December 31, 2001. Savings, including money market accounts, increased $20.6 million, or 28.5%, to $92.9 million from the balance of $72.3 million at December 31, 2001. Total certificates of deposit increased by $7.6 million, or 8.2%, to $100.5 million from the December 31, 2001 balance of $92.9 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the date indicated.

                                                                 June 30, 2002                   December 31, 2001
                                                       ----------------------------------    -------------------------------
                                                         Amount       Percent       Rate      Amount       Percent     Rate
                                                       ----------   -----------    ------    ---------    --------   -------
                                                                                    (In Thousands)

       Demand, non-interest-bearing                    $   13,200          4.64%    0.00%    $  13,841       5.36%    0.00%
       Demand, interest-bearing                            77,894         27.37     2.27        78,942      30.60     2.53
       Savings, including money market accounts            92,918         32.65     2.32        72,270      28.01     2.68
       Certificates of deposit                            100,544         35.34     3.94        92,947      36.03     4.66
                                                       ----------   -----------    -----     ---------   --------     ----

       Total deposits                                  $  284,556        100.00%    2.77%    $ 258,000     100.00%    3.20%
                                                       ==========   ===========    =====     =========   ========    =====

Borrowed Money

Borrowed money consists of long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB"). As of June 30, 2002, the amount of advances outstanding from the FHLB was $83.0 million, a decrease of $221,000, or 0.3%, compared to the $83.2 million outstanding at December 31, 2001. This decrease results from the scheduled payment of principle on certain of the advances. The Bank is subject to maximum borrowing limitations with the FHLB based, in part, on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of June 30, 2002 the Bank's maximum borrowing capacity was $162.3 million.

At June 30, 2002 the advances consist of $1.5 million of fixed rate advances, with a weighted average rate of 5.34%, that amortize monthly and fully amortize by September 2008. These advances had an unpaid balance of $1.7 million at December 31, 2001.

At June 30, 2002, one advance in the amount of $1.0 million with an interest rate of 5.11%, maturing in October 2003 was outstanding. This advance pays interest monthly and principal at maturity.

The remaining $80.5 million of advances at June 30, 2002, consists of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in July 2002 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advances to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3 month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 3.31% and 6.07% with a weighted average rate of 4.83%. As of June 30, 2002, the FHLB has not elected to convert any advances to a variable rate.

Mandatory Redeemable Convertible Debentures

On April 26, 2002, the Company issued $10.2 million principal amount of 6.0% junior subordinated debentures due March 31, 2032 to the Trust, a Delaware Business Trust. The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.0% cumulative convertible trust preferred securities to investors. The Trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The Trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

The debentures qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2002 approximately $8.6 million of the debentures qualified as Tier 1 capital of the Company.

Stockholders' Equity

Stockholders' equity at June 30, 2002 was $26.8 million, an increase of $1.3 million, or 5.1%, from the December 31, 2001 balance of $25.5 million. This increase was attributable to the exercise of stock warrants by shareholders of $18,000, the exercise of options by option holders of $125,000, net income for the six months of $1.2 million, a decrease in the unrealized gain on investment securities classified as available for sale of $10,000 (net of the related tax effect), less the increase of shares held by the Employee Stock Ownership Plan of $14,000.

As part of the our public offering of stock during June 2000, each purchaser in the offering was granted one warrant for each two shares of stock purchased. Each warrant entitles the holder to purchase one share of stock. The warrants are exercisable at any time through June 30, 2003, at an exercise price of $6.67 per share (adjusted for the stock split declared in January 2002). The total number of warrants issued in connection with the public offering was 760,205. As of June 30, 2002, 6,287 warrants have been exercised.

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

Delinquent Loans and Non-performing Assets

Loans are reviewed on a monthly basis. A loan is placed in a non-accrual status at the time when ultimate repayment of principal or interest, wholly or partially, is in doubt. Non-performing loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Non-performing loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed "foreclosed real estate" until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had no non-performing assets or foreclosed real estate as of June 30, 2002 or as of December 31, 2001.

At June 30, 2002 and December 31, 2001, we had no loans that were delinquent 30 or more days.

At June 30, 2002 and December 31, 2001 we did not have any non-performing loans. During the six months ended June 30, 2002 we classified one loan as non-performing and restructured the loan. The restructuring was accounted for as a troubled debt restructuring. As part of the restructuring we charged off $452,750 and recorded the new debt at the present value of the expected future cash flows of the new loan. Following this restructuring the loan was returned to performing status. During the six months ended June 30, 2002 we also charged-off an unsecured consumer loan in the amount of $1,000.

Classification of Assets

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At June 30, 2002 we had two loans totaling $362,000 classified as "Special Mention" and no loans classified as "Substandard", "Doubtful" or "Loss"

Liquidity and Capital Resources

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

The Company monitors its liquidity position on an on-going basis and reports regularly, to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of June 30, 2002 and December 31, 2001, the Company's level of liquidity was in excess of the minimum established by Board policy.

Capital Resources

The following table presents the capital position of the Bank relative to the various minimum statutory and regulatory capital requirements at June 30, 2002 and December 31, 2001. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                      Required to be
                                                                       Required for Capital             Considered
                                                 Actual                 Adequacy Purposes           "Well Capitalized"
                                           Amount     Percentage       Amount       Percentage     Amount     Percentage
                                           ------     ----------       ------       ----------     ------     ----------
June 30, 2002                                                        (Dollars In Thousands)
---------------------------------------

Total Capital to Risk Weighted Assets:      $ 32,515       14.33%        $ 18,154         8.00%     $ 22,693       10.00%

Tier  1  Capital   to  Risk   Weighted        30,831       13.59            9,077         4.00        13,616        6.00
Assets:

Leverage Ratio:                               30,831        7.82           15,780         4.00        19,725        5.00

December 31, 2001:
---------------------------------------

Total Capital to Risk Weighted Assets:      $ 26,572       11.24%        $ 18,920         8.00%     $ 23,650       10.00%


Tier  1  Capital   to  Risk   Weighted        24,574       10.39            9,460         4.00        14,190        6.00
Assets:

Leverage Ratio:                               24,574        6.80           14,455         4.00        18,069        5.00

In June 2002, the Company "pushed down" $5.0 million of Tier 1 capital from the issuance of the Mandatory Redeemable Convertible Debentures to the Bank.


Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of June 30, 2002, an increase of 200 basis points in rates is estimated to result in a decrease of 4.7% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 9.1% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

Forward Looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including among other things, changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Bank wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Bank wishes to advise readers that the factors listed above could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                                                      PART II

Item 1   -        Legal Proceedings

                  The Company is involved in certain litigation that is normal and routine to our business.

Item 2   -        Changes in Securities and Use of Proceeds

                  None

Item 3   -        Defaults Upon Senior Securities

                  None

Item 4   -        Submission of Matters to Vote of Security Holders

                  The Bank's annual meeting of stockholders was held on May 21, 2002. At the annual meeting the stockholders approved the following actions:

1.)      Election of Directors
         Two directors were elected with terms expiring in 2005 as follows;

                               Shares For     Shares Against    Shares Withheld

         Mark W. Jaindl         5,666,721           0               457
         Elizabeth B. Gaul      5,666,721           0               457

         In addition, the following Directors continued in office through this meeting;

         Frederick J. Jaindl
         Arthur A. Haberberger
         David M. Jaindl
         Phillip S. Schwartz
         Martin F. Spiro

2.) Ratification of the appointment of Beard Miller Company LLP as the Company's auditors for the year ending December 31, 2002.

         Shares For        Shares Against            Shares Withheld

         5,626,603            39,150                      1,425

Item 5   -        Other Information

                  None

Item 6   -        Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed for the period covered by this report.

(b) Exhibit - 99.1, Certification of Chief Executive Officer and Chief Financial Officer


                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN BANK, INC.
                                           Registrant



August 13, 2002                         By: /s/ Mark W. Jaindl
----------------------------               -----------------------------------
Date:                                      Mark W. Jaindl,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


August 13, 2002                         By: /s/ Harry C. Birkhimer
----------------------------               ------------------------------------
Date:                                      Harry C. Birkhimer,
                                           Vice President and Treasurer
                                           (Principal Accounting and Financial
                                            Officer)

Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Mark W. Jaindl, Chief Executive Officer and Harry C. Birkhimer, Chief Financial Officer of American Bank, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-QSB of the Company for the quarter ended June 30, 2002 and that:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 13, 2002                                      /s/ Mark W. Jaindl
---------------------                                ----------------------
Date                                                 Mark W. Jaindl,
                                                     Chief Executive Officer

August 13, 2002                                      /s/ Harry C. Birkhimer
---------------------                                -----------------------
Date                                                 Harry C. Birkhimer,
                                                     Chief Financial Officer