Form 10QSB
period 2002-09-30
AMERICAN BANK INC
filed 2002-11-13
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20551
                            ------------------------

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     September 30, 2002

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


   6,074,353     Shares of common stock         Par Value       $0.10    /share
----------------                                          ----------------------


Transitional Small Business Disclosure Format (check one),  [ ]  Yes     [X]  No

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                         PAGE

Item 1         Consolidated Condensed Financial Statements
               Consolidated Condensed Balance Sheets                         3
               Consolidated Condensed Statements of Income                   4
               Consolidated Condensed Statements of Changes
                     in Stockholders' Equity                                 5
               Consolidated Condensed Statements of Cash Flows               6
               Notes to Consolidated Condensed Financial Statements          7

Item 2         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9



PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                            18

Item 2         Changes in Securities and Use of Proceeds                    19

Item 3         Defaults Upon Senior Securities                              19

Item 4         Submission of Matters to Vote of Securities Holders          19

Item 5         Other Information                                            19

Item 6         Exhibits and Reports on Form 8-K                             19

               Signatures                                                   19

Exhibit 99.1   Certification of Chief Executive Officer
                     and Chief Financial Officer                            22

                           AMERICAN BANK INCORPORATED
                      Consolidated Condensed Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)

                                                                            September 30,    December 31,
                                                                                 2002           2001
                                                                                 ----           ----

                                     Assets
Cash and due from banks                                                      $   9,963      $  11,958
Interest bearing deposits with banks                                               235            377
Federal funds sold and securities purchased under agreement to resell            6,749          6,773
                                                                             ---------      ---------
     Cash and cash equivalents                                                  16,947         19,108
Short-term investments                                                           6,354         13,981
Investment securities available for sale at fair value                         252,728        175,177
Investment securities held to maturity                                          12,295         14,822
Loans, net of allowance for loan losses of $1,699 and $1,998                   132,290        135,589
Restricted investments in bank stock                                             5,618          4,945
Bank premises and equipment, net                                                 2,358          2,499
Investment in bank owned life insurance                                          5,778             --
Accrued interest receivable                                                      2,351          2,393
Other assets                                                                       704            195
                                                                             ---------      ---------

          Total assets                                                       $ 437,423      $ 368,709
                                                                             =========      =========


                      Liabilities and Stockholders' equity
          Liabilities
Deposits
     Non-interest-bearing deposits                                           $  13,391      $  13,841
     Interest-bearing deposits                                                 278,147        239,922
                                                                             ---------      ---------
          Total deposits                                                       291,538        253,763

Long-term debt                                                                  97,905         83,238
Securities sold under agreements to repurchase                                   8,768          4,237
Accrued interest payable                                                           713            725
Other liabilities                                                                  904          1,238
                                                                             ---------      ---------

          Total liabilities                                                    399,828        343,201
                                                                             ---------      ---------

Mandatory redeemable convertible debentures                                     10,200             --
                                                                             ---------      ---------

                              Stockholders' equity:
  Preferred stock, par value $0 10 per share; authorized 5,000,000 shares;
        issued and outstanding 0 shares                                             --             --
  Common stock, par value $0 10 per share; authorized 15,000,000 shares; 6,074,353 shares issued and outstanding, in 2002;
        6,012,770 shares issued and outstanding, in 2001;                          607            601
Additional paid-in capital                                                      24,590         24,359
Unallocated ESOP shares, at cost                                                  (157)           (86)
Retained earnings (deficit)                                                      1,508           (300)
Accumulated other comprehensive income                                             847            934
                                                                             ---------      ---------

          Total stockholders' equity                                            27,395         25,508
                                                                             ---------      ---------

          Total liabilities and stockholders' equity                         $ 437,423      $ 368,709
                                                                             =========      =========


  See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                   Consolidated Condensed Statements of Income
                    (In Thousands, Except Per Share Amounts)


                                                                     Three Months Ended     Nine Months Ended
                                                                        September 30,          September 30,
                                                                      2002        2001       2002       2001
                                                                      ----        ----       ----       ----
Interest Income;
       Loans receivable, including fees                             $ 2,257     $ 2,694    $ 7,059    $ 7,648
       Investment securities, taxable                                 2,782       2,481      8,094      6,907
       Other interest income                                             33          50         84        226
                                                                      -----       -----      -----      -----
                 Total interest income                                5,072       5,225     15,237     14,781
                                                                      -----       -----      -----      -----

Interest Expense:
       Deposits                                                       2,015       2,413      5,849      7,307
       Long-term debt                                                 1,043       3,066      2,616      1,015
       Securities sold under agreements to repurchase                    10          32         26         86
       Mandatory redeemable convertible debentures                      153        --          264       --
                                                                      -----       -----      -----      -----
              Total interest expense                                  3,221       3,460      9,205     10,009
                                                                      -----       -----      -----      -----
               Net Interest Income                                    1,851       1,765      6,032      4,772
Provision for loan losses                                                15          60        156        161
                                                                      -----       -----      -----      -----
               Net interest income after provision for loan losses    1,836       1,705      5,876      4,611
                                                                      -----       -----      -----      -----
Non-interest income
          Service charges on deposit accounts                            36          30        114         82
          Gains on sale of investment securities                         73        --           76       --
          Gains on sale of mortgage loans                                79          29        172         98
          Earnings on bank owned life insurance                          78        --           78       --
          Other income
                                                                         63          44        166        134
                                                                      -----       -----      -----      -----
                    Total non-interest income                           329         103        606        314
                                                                      -----       -----      -----      -----
  Non-interest Expense
          Salaries and employee benefits                                586         520      1,648      1,492
          Occupancy and equipment expense                               185         158        561        466
          Professional fees                                              55          40        207        157
          Data processing expense                                       170         214        522        601
          Other operating expense
                                                                        329         363        934      1,008
                                                                      -----       -----      -----      -----
                    Total non-interest expense
                                                                      1,325       1,295      3,872      3,724
                                                                      -----       -----      -----      -----
  Income before provision for income taxes                              840         513      2,610      1,201
  Provision for income taxes                                            229         137        802        265

                    Net income                                      $   611     $   376    $ 1,808    $   936
                                                                      =====       =====      =====      =====
  Earnings per share:
          Basic                                                     $   .10     $   .06    $   .30    $   .15
                                                                      =====       =====      =====      =====
          Diluted                                                   $   .10     $   .06    $   .29    $   .15
                                                                      =====       =====      =====      =====


See notes to financial statements

                           AMERICAN BANK INCORPORATED
      Consolidated Condensed Statements of Changes in Stockholders' Equity
                                 (In Thousands)



                                                                                                      Accumulated
                                                        Additional      Retained     Unallocated         Other
                                            Common        paid-in       Earnings        ESOP         Comprehensive
                                             Stock        capital      (Deficit)       Shares        Income (Loss)        Total
                                          ------------ -------------- ------------- -------------- ------------------- ------------

Balance at December 31, 2001              $    601       $ 24,359       $ (300)       $    (86)        $     934        $ 25,508

Comprehensive Income for the nine
months ended September 30, 2002:
   Net income                                                              1,808                                           1,808
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes of $(45,000)                                                                         (87)              (87)
                                                                                                                        --------
          Total comprehensive income                                                                                       1,721
                                                                                                                        --------
Exercise of options                              6            210                                                            216
Exercise of warrants                                           21                                                             21
Purchase of shares by ESOP                      --             --             --           (71)              --              (71)
                                          --------       --------       --------      --------         --------         --------

Balance at  September 30, 2002            $    607       $ 24,590       $  1,508     $   (157)        $     847         $ 27,395
                                          ========       ========       ========      ========         ========         ========





                                                                                                      Accumulated
                                                        Additional      Retained     Unallocated         Other
                                            Common        paid-in       Earnings        ESOP         Comprehensive
                                             Stock        capital      (Deficit)       Shares        Income (Loss)        Total
                                          ------------ -------------- ------------- -------------- ------------------- ------------
Balance at December 31, 2000              $    601       $ 24,347       $ (1,638)     $    (52)        $     (3)        $ 23,255

Comprehensive Income for the nine
months ended September 30, 2001:
   Net income                                                                936                                             936
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes of $168,000                                                                         1,226            1,226
                                                                                                                        --------
          Total comprehensive income                                                                                       2,162
                                                                                                                        --------
Exercise of warrants                                           12                                                             12
Purchase of shares by ESOP                      --             --             --           (48)              --              (48)
                                          --------       --------       --------      --------         --------         --------

Balance at  September 30, 2001            $    601       $ 24,359       $   (702)     $   (100)        $  1,223         $ 25,381
                                          ========       ========       ========      ========         ========         ========

                           AMERICAN BANK INCORPORATED
                 Consolidated Condensed Statements of Cash Flows
                                 (In Thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            2002          2001
                                                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                         $   1,808    $     936
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                           156          161
          Depreciation and amortization                                                       456          330
          Deferred income tax expense (benefit)                                                85         (188)
          Net realized gains on sale of securities                                            (76)          --
          Proceeds from sale of residential mortgage loans held for sale                   11,965        7,200
          Net realized gain on sale of loans                                                 (172)         (98)
          Origination of residential mortgage loans held for sale                         (11,793)      (7,102)
          Net amortization (accretion) of discounts/premiums on investment securities         565          (93)
          Earnings on bank owned life insurance                                               (78)          --
          (Increase) decrease in accrued interest receivable                                   42       (1,137)
          (Increase) decrease in other assets                                                (594)          15
          Increase (decrease) in accrued interest payable                                     (12)         178
          Increase (decrease) increase in other liabilities                                  (334)         615
                                                                                        ---------    ---------
               Net cash provided by operating activities                                    2,018          817
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                                      (189,804)    (143,096)
          Maturities and principal repayments                                             110,964       33,982
          Proceeds from sale of investment securities                                         678           --
      Securities held to maturity:
          Purchases                                                                        (1,992)     (10,666)
          Maturities and principal repayments                                               4,399       32,690
      Net decrease in short-term investments                                                7,627           --
      Purchase of loans receivable                                                             --      (20,320)
      Net decrease  in loans receivable                                                     3,299        3,174
      Purchase of bank owned life insurance                                                (5,700)          --
      Purchase of bank premises and equipment                                                (316)        (703)
      Purchase of restricted investments in bank stock                                       (673)      (2,507)
                                                                                        ---------    ---------
                Net cash used in investing activities                                     (71,518)    (107,446)
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                                          17,459       55,482
      Net increase in time deposits                                                        20,316          128
      Net increase in securities sold under agreements to repurchase                        4,531        3,880
      Proceeds from long-term debt                                                         15,000       47,500
      Repayments on long-term debt                                                           (333)        (610)
      Proceeds from mandatory redeemable convertible debentures                            10,200           --
      Issuance of common stock                                                                237           12
      Purchase of common stock, ESOP trust                                                    (71)         (48)
                                                                                        ---------    ---------
                Net cash provided by financing activities                                  67,339      106,344
                                                                                        ---------    ---------

                (Decrease) in cash and cash equivalents                                    (2,161)        (285)
Cash and cash equivalents at beginning of year                                             19,108       15,748
                                                                                        ---------    ---------
Cash and cash equivalents at end of period                                              $  16,947    $  15,463
                                                                                        =========    =========

Supplementary disclosures:
     Interest paid                                                                      $   9,217    $   9,831
                                                                                        =========    =========
     Income taxes paid                                                                  $   1,086    $     163
                                                                                        =========    =========

See notes to financial statements

                           AMERICAN BANK INCORPORATED
              Notes to Consolidated Condensed Financial Statements

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

          On April 26, 2002, the Company issued $10.2 million principal amount of 6.0% junior subordinated debentures due March 31, 2032 to American Capital Trust I (the "Trust"), a Delaware Business Trust. The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.0% cumulative convertible trust preferred securities to investors. The trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

          The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2002 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications may have been made to amounts previously reported in 2001 to conform with the 2002 presentation.

2.        Contingent Liabilities

          In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, commitments to purchase securities and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

3.        Earnings per share

          Basic earnings per share computations are based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options, stock warrants and convertible preferred securities. The weighted average number of shares outstanding at September 30, 2001, for basic and diluted earnings per share computations have been restated to reflect the effects of the three-for-two stock split declared in January 2002. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:


                                                    For the Three Months    Ended For the Nine Months Ended
                                                         September 30,               September 30,
                                                       2002         2001           2002         2001
                                                      ------       ------         ------       ------
                                                                       (In Thousands)

Net income-basic                                      $  611       $  376         $1,808       $  936
Add: Dividend on convertible
preferred                                                101           --            174           --
                                                      ------       ------         ------       ------
         securities, net of tax
Net income for diluted EPS                            $  712       $  376         $1,982       $  936
                                                      ======       ======         ======       ======


Basic EPS weighted average shares
        outstanding                                    6,052        6,002          6,023       6,002
Dilutive effect of stock options and warrants            116          214            193         226
Dilutive effect  of convertible preferred
        securities                                     1,200           --            692          --
                                                      ------       ------         ------       ------

Diluted EPS weighted average shares
        outstanding                                    7,368        6,216          6,908        6,228
                                                      ======       ======         ======       ======

4.        New accounting standards

          In June of 2001,  the  Financial  Accounting  Standards  Board  issued
          Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for us on January 1, 2003. The adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

          In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FASB No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This Statement also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for the same as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. Implementation of Statement No. 145 will not have a material impact on the Company's financial condition or results of operations.

          SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to impact our results of operations or financial condition.

          SFAS No, 147, "Acquisitions of Certain Financial Institutions," was issued in October 2002 and eliminates the requirement to amortize an excess of fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions.
          SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions. Management does not expect that the provisions of SFAS No. 147 will impact our results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including among other things, changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Critical Accounting Policies

Note 1 to American Bank Incorporated's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other quantitative factors that are necessary for an understanding and evaluation of American Bank Incorporated and its results of operations.

Results of Operations

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our financial statements and footnotes thereto for the year ended December 31, 2001.

Overview

The Company reported net income of $1,808,000, or $0.29 per diluted share, for the nine months ended September 30, 2002. This is an annualized return on average assets of 0.61% and an annualized return on average equity of 9.23%. The net income of $1,808,000 was an increase of $872,000, or 93.2%, compared to the net income of $936,000, or $0.15 per share for the nine months ended September 30, 2001. The increase was primarily the result of an increase of $85.9 million in average earning assets, partially offset by a decrease of 5 basis points in the net interest margin for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. In addition, operating expense as percent of average assets decreased 34 basis points, to 1.31%, for the nine months ended September 30, 2002, compared to 1.65% for the same period in 2001.

The Company reported net income for the three months ended September 30, 2002 of $611,000, or $0.10 per diluted share, an increase of $235,000, or 62.5%, as compared to the same period in 2001 when net income was $376,000, or $0.06 per diluted share.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $1.2 million, or 25.0%, to $6.0 million for the nine months ended September 30, 2002, as compared to $4.8 million for the same period in 2001. Average interest-earning assets grew to $376.5 million at September 30, 2002, an increase of $85.9 million, or 29.6%, as compared to the average of $290.6 million at September 30, 2001. Average interest-bearing liabilities grew to $354.6 million at September 30, 2002, an increase of $78.7 million, or 28.5%, compared to the average of $275.9 million at September 30, 2001. The yield on average interest-earning assets was 5.40% for the nine months ended September 30, 2002, a decrease of 138 basis points from the yield of 6.78% for the nine months ended September 30, 2001. The cost of funds was 3.46% for the nine months ended September 30, 2002, a decrease of 138 basis points from the cost of 4.84% for the nine months ended September 30, 2001. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.14% for the nine months ended September 30, 2002, as compared to 2.19% for the same period in 2001, a decrease of 5 basis points. The decrease in the yield on earning assets resulted from the declining interest rate environment as the economy slowed during the 2001 and 2002 calendar years and from a greater percentage of the earning assets being comprised of securities in the current period compared to the prior period. Investment securities generally provide lower yields than do loans. The decrease in the cost of funds also resulted from the declining interest rate environment during 2001 and 2002.

Net interest income for the three months ended September 30, 2002 increased by $86,000 to $1.9 million, or 4.8% over $1.8 million for the same quarter in 2001. This increase is primarily attributable to an increase of $74.3 million, or 23.3%, of average interest-earning assets to $393.5 million for the quarter ended September 30, 2002, compared to $319.2 million for the quarter ended
September 30, 2001. During the quarter ended September 30, 2002, the net interest margin decreased 26 basis points compared to the same period in 2001. This decrease in the net interest margin resulted from the average yield on earning assets declining faster than the average cost of funds during the quarter, the result of the current interest rate environment in which securities and loans are being paid off early or refinanced to lower rates.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2002 and 2001 are presented on a comparative basis in the following table:


                                                              For The Nine Months Ended September 30,
                                                             2002                               2001
                                                 ------------------------------    -----------------------------
                                                             Interest                          Interest
                                                 Average     Income/    Average    Average     Income/   Average
                                                 Balances    Expense     Rates     Balances    Expense    Rates
                                                 --------    --------   -------    --------    -------   -------

                             (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
      Federal funds sold                         $  7,189   $     84      1.56%    $  6,766     $ 226     4.45%
   Loans, net                                     132,060      7,059      7.13      128,584     7,648     7.93
   Investment securities                          117,050      4,122      4.70      109,209     4,748     5.80
   Mortgage backed securities                     115,313      3,826      4.42       41,957     1,956     6.22
   Restricted investments in bank stock             4,894        146      3.98        4,067       203     6.65
                                                 --------   --------   -------     --------   -------  -------

          Total interest-earnings assets          376,506     15,237      5.40      290,583     14,781    6.78
                                                 --------   --------   -------     --------   -------  -------

Interest-bearing liabilities
   Checking                                        75,936      1,304      2.29       62,049     1,541     3.31
   Savings                                         84,537      1,523      2.39       47,163     1,483     4.19
   Certificates of deposit                         99,044      3,022      4.07       95,012     4,283     6.01
   Long-term debt                                  83,373      3,066      4.91       67,908     2,616     5.14
   Repurchase agreements                            5,801         26      0.60        3,748        86     3.06
   Subordinated debentures                          5,867        264      6.00           --        --       --
                                                 --------   --------   -------     --------   -------  -------

          Total interest-bearing                  354,558      9,205      3.46      275,880     10,009    4.84
                                                 --------   --------   -------     --------   -------  -------
liabilities

Net earning assets                                $21,948                           $14,703
                                                  =======                          ========
Net interest income                                           $6,032                            $4,772
                                                            ========                          ========
Net interest spread                                                       1.94%                           1.94%
                                                                       =======                         =======
Net interest margin                                                       2.14%                           2.19%
                                                                       =======                         =======
Ratio of interest-earning assets to
    interest-bearing liabilities                   106.19%                           105.33%
                                                  =======                          ========



Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (a) changes in volume (i.e., changes in volume multiplied by prior year rate) and (b) changes in rate (i.e., changes in rate multiplied by prior year volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                            For the Nine Months Ended September 30,
                                                                         2002 vs. 2001
                                                     ---------------------------------------------------
                                                     Increase/Decrease Due to        Total
                                                     --------------------------    Increase/
                                                     Volume            Rate        Decrease
                                                     ------        ------------   -----------
                                                                  (In Thousands)
Interest-earning assets:
Interest-earning bank balances and
  Federal funds sold                                $     6        $  (148)       $  (142)
Loans receivable, net                                   197           (786)          (589)
Investment securities                                   308           (934)          (626)
Mortgage-backed securities                            2,922         (1,052)         1,870
Restricted investment in bank stock                      37            (94)           (57)
                                                    -------        -------        -------
Total interest-earning assets                         3,470         (3,014)           456
                                                    -------        -------        -------
Interest-bearing liabilities:
Checking deposits                                       292           (529)          (237)
Savings deposits                                        974           (934)            40
Certificates of deposit                                 153         (1,414)        (1,261)
Long-term debt                                          585           (135)           450
Repurchase agreements                                    37            (97)           (60)
Subordinated debentures                                 264             --            264
                                                    -------        -------        -------
Total interest-bearing liabilities                    2,305         (3,109)          (804)
                                                    -------        -------        -------
Net Increase                                        $ 1,165        $   (95)       $ 1,260
                                                    =======        =======        =======

Provision For Loan Losses

Management records provisions for loan losses in amounts that result in an allowance for loan losses sufficient to absorb losses which are inherent in the loan portfolio. Our evaluation includes such factors as past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations, we recorded a provision of $156,000 for the nine months ended September 30, 2002 and a provision of $161,000 for the nine months ended September 30, 2001. Management will continue to record provisions for loan losses in amounts necessary to maintain the allowance for loan losses at a level deemed adequate by management.

During the nine months ended September 30, 2002, we charged off loans totaling $454,750 and had no recoveries. This resulted in a ratio of charged-off loans to average loans of 0.34% for the nine months. Additional information on charged-off loans is included in the section titled "Asset Quality", beginning on page 16 of this report.

During the nine months ended September 30, 2001 we had no charge-offs or recoveries.

For the three months ended September 30, 2002 the provision amounted to $15,000. For the three months ended September 30, 2001 the provision was $60,000.

During the three months ended September 30, 2002 and 2001 we had no charge-offs or recoveries.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2002 was $606,000, an increase of $292,000, or 93.0%, compared to total non-interest income of $314,000 for the nine months ended September 30, 2001. Service charges on deposit accounts increased to $114,000 for the first nine months of 2002, compared to $82,000 for the first nine months of 2001. The increase of $32,000, or 39.0%, was the result of an increase in our fee schedule and an increase in the number of transaction-based deposit accounts. Gains on sale of securities for the nine months ended September 30, 2002, amounted to $76,000 and resulted from management taking advantage of favorable market conditions to restructure certain segments of the available for sale portfolio. For the nine months ended September 30, 2001, the Company did not sell any securities. Gains on sale of loans for the nine months ended September 30, 2002 were $172,000, an increase of $74,000, or 75.5%, compared to the nine months ended September 30, 2001. This increase was due to a greater volume of loan closings and sales in the current period, the result of greater re-financing activity in the low interest rate environment. Other non-interest income increased $32,000, or 23.9% to $166,000 for the nine months ended September 30, 2002, compared to $134,000 for the nine months ended September 30, 2001, the result of greater volume of ATM transactions, wire transfer fees and sales of checks and checkbooks.

Total non-interest income for the three months ended September 30, 2002 was $329,000, an increase of $226,000, or 219.4%, compared to $103,000 for the three months ended September 30, 2001. Service charges on deposit accounts increased to $36,000 in the 2002 quarter compared to $30,000 in the 2001 quarter. Gains on sale of securities for the three months ended September 30, 2002, were $73,000. The gain results from management taking advantage of opportunities in the current market to restructure certain segments of the available for sale portfolio. During the three months ended September 30, 2001, the Company did not sell any securities. Gains on sale of loans for the quarter were $79,000, an increase of $50,000 compared to $29,000 for the three months ended September 30, 2001. The increase is the result of a greater volume of loan closings and sales than in the prior year's quarter. Other non-interest income for the quarter ended September 30, 2002 amounted to $63,000, an increase of $19,000 over the $44,000 recorded for the quarter ended September 30, 2001, the result of greater volume of ATM transactions, wire transfer fees and sales of checks and checkbooks.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2002 increased $148,000, or 4.0%, to $3.9 million, as compared to $3.7 million for the nine months ended September 30, 2001. Our efficiency ratio (ratio of non-interest expense divided by the sum of net interest income and non-interest income) improved to 58.3% for the first nine months of 2002, as compared to 73.2% for the same period in 2001. Salaries and benefits for the nine months ended September 30, 2002 totaled $1.6 million, an increase of $156,000, or 10.5%, as compared to the nine months ended September 30, 2001, the result of an increase of four employees, as well as normal merit increases. Net occupancy and equipment expense of $561,000 for the first nine months of 2002 increased $95,000, or 20.4%, from the same period one year earlier, due to an increase in the amount of space being rented by the Company. Professional fees increased by $50,000, or 31.8%, to $207,000 for the nine months ended September 30, 2002, compared to $157,000 for the nine months ended September 30, 2001. This increase was primarily due to legal, accounting and other consulting fees associated with the formation of the bank holding company, registration of the Company's stock and warrants with the Securities and Exchange Commission and our application for listing on the Nasdaq SmallCap Market. Data processing expense of $522,000 represented a decrease of $79,000, or 13.1%, compared to $601,000 for the nine months ended September 30, 2001. The prior year period reflects the costs associated with upgrading our data systems and internet systems related to electronic banking and security that was undertaken in the year 2001. Other operating expense of $934,000 for the nine months ended September 30, 2002 decreased by $74,000, or 7.3%, from the nine months ended September 30, 2001. The largest variances in other operating expenses compared to the prior year were as follows: 1) marketing and business development decreased by $47,000; 2) supplies, printing expenses and postage decreased $47,000; 3) product expense and item processing charges increased by $10,000; and 4) insurance premiums increased $33,000 due to the Company increasing coverage and coverage limits on business insurance.

Total  non-interest  expense  for the three  months  ended  September  30,  2002 increased $30,000, or 2.3%, to $1.3 million. Salaries and benefits for the quarter totaled $586,000, an increase of $66,000 compared to the same quarter in 2001, due to the increase of four employees, as well as normal merit increases. Net occupancy and equipment expense increased by $27,000 in the current quarter compared to the prior year's quarter due to an increase in the amount of rental space being utilized for our operations. Professional fees increased by $15,000 in the quarter ended September 30, 2002 compared to the same quarter in 2001. Data processing expense of $170,000 was a decrease of $44,000 from the same quarter in 2001, primarily the result of enhancements to our data processing systems during 2001. Other operating expense decreased $34,000, to $329,000, in the quarter ended September 30, 2002, from $363,000 for the quarter ended September 30, 2001.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2002, amounted to $802,000, an increase of $537,000 from the $265,000 incurred for the nine months ended September 30, 2001, due primarily to the increase in pretax income. Our effective tax rate for the first nine months of 2002 was 30.7%, as compared to 22.1% for the first nine months of 2001. The effective tax rate for the nine months ended September 30, 2001 benefited from our ability to recognize deferred tax assets as a result of our continued profitability. These deferred tax assets were fully realized during 2001.

Financial Condition

Overview

Total assets increased to $437.4 million at September 30, 2002 from $368.7 million at December 31, 2001, an increase of $68.7 million, or 18.6%. Investment securities increased by $67.4 million, or 33.0%, to $271.4 million at September 30, 2002 compared to $204.0 million at December 31, 2001. Loans outstanding decreased by $3.3 million, or 2.4%, to $132.3 million at September 30, 2002, compared to $135.6 million at December 31, 2001. Cash and overnight investments decreased by $2.2 million, or 11.5%, to $16.9 million at September 30, 2002 from $19.1 million at December 30, 2001.

The growth in assets was funded by an increase in deposits of $37.8 million, borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") of $15.0 million, an increase of $4.6 million of securities sold under agreements to repurchase and the issuance of $10.2 million of convertible subordinated debentures.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, were $132.3 million at September 30, 2002, a decrease of $3.3 million, or 2.4%, compared to the December 31, 2001 balance of $135.6 million. Loans receivable represented 30.2% of total assets at September 30, 2002, compared to 36.8% of total assets at December 31, 2001. The decrease in loans outstanding results from prepayments, primarily in the purchased residential real estate portfolio, as borrowers have refinanced loans, that were greater than the amount of new loans generated. As of September 30, 2002, the balance of the purchased residential real estate portfolio totaled $18.3 million, a decrease of $24.6 million, or 57.3%, from the balance of $42.9 million at December 31, 2001. The decrease results from borrowers refinancing or other wise paying the loans off during the current low interest rate environment. In addition, we have reduced the balance of originated residential real estate loans by $3.0 million during the nine months ended September 30, 2002, as part of our interest rate risk management process. During the current year, we have emphasized the origination of commercial and consumer loans. These types of loans generally have higher interest rates and shorter maturities than do residential real estate loans. For the nine months ended September 30, 2002 commercial real estate loans increased $18.3 million, or 45.0%, to $59.0 million, compared to $40.7 million at December 31, 2001. Consumer loans increased by $3.0 million, or 26.8%, to $14.2 million at September 30, 2002, from $11.2 million at December 31, 2001. Commercial loans secured by other than real estate increased by $2.8 million, or 13.3%, to $23.9 million at September 30, 2002, from $21.1 million at December 31, 2001.

The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 2002, compared to December 31, 2001:

                                  At September30,2002        At December31,2001
                                  Amount      Percent       Amount      Percent
                                             (Dollars In Thousands)
Real Estate Loans:
Commercial  (1)                 $  59,005       43.94%   $  40,668        29.50%
Residential   (2)                  37,219       27.71       64,810        47.01
                                ---------   ---------    ---------    ---------
   Total real estate loans         96,224       71.65      105,478        76.51
                                ---------   ---------    ---------    ---------
Other Loans:
Consumer Loans                     14,187       10.57       11,237         8.15
Commercial                         23,883       17.78       21,139        15.34
                                ---------   ---------    ---------    ---------
   Total other loans               38,070       28.35       32,376        23.49
                                ---------   ---------    ---------    ---------

Total loans receivable            134,294      100.00%     137,854       100.00%
                                ---------   =========    ---------    =========

Less:
Deferred fees and costs              (305)                    (267)
Allowance for losses               (1,699)                  (1,998)
                                ---------                ---------
   Total loans receivable, net  $ 132,290                $ 135,589
                                =========                =========

(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one-to-four family real estate loans and residential construction loans.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level deemed sufficient to absorb losses which are inherent in the loan portfolio. Management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate, based on management's assessment of probable estimated losses. Our methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The loan watch list maintained by the Bank includes loans classified by management as special mention, substandard, doubtful, or loss.

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

Based on the recommendation of management, the board of directors makes determinations as to any reserves and changes to the provision for loan losses and allowance for loan losses. Both general and specific loan loss allowances are charged against earnings; however, general loan loss allowances are added back to capital in computing total risk-based capital under Pennsylvania Department of Banking and Federal Reserve Bank regulations, subject to certain limitations. We will continue to monitor the allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions indicate. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the Pennsylvania Department of Banking and the Federal Reserve Board as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the applicable regulator.

During the nine months ended September 30, 2002, we added $156,000 to the allowance for loan losses through the provision for loan losses. At September 30, 2002, the allowance for loan losses as a percentage of outstanding loans was 1.27%, as compared to 1.45% at December 31, 2001. We have adopted the policy of recording the allowance for loan losses on loan pools purchased, by an adjustment to the sales price. As the loans in these purchased pools pay down and pay off, the allowance is adjusted to an amount deemed necessary to cover potential losses. Management considers the allowance for loan losses at September 30, 2002 to be adequate for the inherent risk of loss in its loan portfolio at that date.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2002 and December 31, 2001:

                                          September 30, 2002                            December 31, 2001
                               --------------------------------------------  -------------------------------------------
                                                               Percent of                                 Percent of
                                 Amount of                    Loans in Each    Amount of                 Loans in Each
                                  Loss         Loan Amounts    Category to       Loss      Loan Amounts   Category to
                                Allowance      By Category     Total Loans     Allowance   By Category    Total Loans
                               ----------     ------------     ------------  ------------   ---------     --------------
                                                                  (Dollars  In Thousands)

Commercial                        $   353       $ 23,883         17.78%     $     610      $  21,139        15.34%
Commercial mortgage                   871         59,005         43.94            578         40,668        29.50
Residential mortgage                  210         37,219         27.71            400         64,810        47.01
Consumer                              120         14,187         10.57            125         11,237         8.15
Unallocated                           145            --            --             285            --           --

     Total                        $ 1,699      $ 134,294       100.00%      $   1,998      $ 137,854       100.00%
                                  =======      =========       ======       =========      =========       ======

The following table summarizes the transactions in the allowance for loan losses for the nine months ended September 30, 2002 and 2001:

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                         2002           2001
                                                                         ----           ----
                                                                          (In Thousands)

Balance at beginning of period                                          $1,998        $1,242
Provision for loan losses                                                  156           161
Allowance recorded in connection with purchase of loan pools                --           105
Recoveries                                                                  --            --
Charge-offs                                                                455            --
                                                                           ---            --
Balance at end of period                                                $1,699        $1,508
                                                                        ======        ======
Ratio of net charge-offs to average total loans                          0.34%           n/a
Ratio of allowance to non-performing loans                                 n/a           n/a

Investment Securities

Total investment securities increased by $67.4 million, or 33.0%, to $271.4 million at September 30, 2002 from $204.0 million at December 31, 2001. Investment securities classified as available for sale increased by $77.6 million, or 44.3%, to $252.8 million, while investment securities classified as held to maturity decreased by $2.5 million, or 16.9%, to $12.3 million and short-term investments, comprised of commercial paper with original maturities of less than 60 days, decreased by $7.6 million, to $6.4 million at September 30, 2002 from $14.0 million at December 31, 2001.

The increase in the available for sale portfolio results from management re-investing the run-off in the held to maturity portfolio and short-term investments into securities classified as available for sale. In addition, the increase in deposits, the proceeds from the FHLB borrowings, the issuance of the subordinated debentures and loan prepayments were invested in this category. The short-term investments that matured during the period were comprised of commercial paper with original maturities of less than 60 days.

Deposits

Total deposits increased by $37.7 million, or 14.9%, to $291.5 million at September 30, 2002 from the December 31, 2001 balance of $253.8 million. Demand deposits decreased $450,000, or 3.3%, to $13.4 million at September 30, 2002, from $13.8 million at December 31, 2001. Interest-bearing checking accounts decreased $2.3 million, or 2.9%, to $76.6 million, compared to $78.9 million at December 31, 2001. Savings, including money market accounts, increased $20.2 million, or 29.7%, to $88.2 million from the balance of $68.0 million at December 31, 2001. Total certificates of deposit increased by $20.4 million, or 22.0%, to $113.3 million from the December 31, 2001 balance of $92.9 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                               September 30, 2002             December 31, 2001
                                            Amount    Percent   Rate      Amount    Percent  Rate
                                                                 (In Thousands)

Demand, non-interest-bearing                $13,391     4.59%     0%      $13,841     5.45%     0%
Demand, interest-bearing                     76,638    26.29    2.07       78,942    31.11   2.53
Savings, including money market accounts     88,246    30.27    2.23       68,033    26.81   2.68
Certificates of deposit                     113,263    38.85    3.82       92,947    36.63   4.66
                                            -------    -----    ----       ------    -----   ----
Total deposits                             $291,538   100.00%   2.58%    $253,763   100.00%  3.20%
                                           ========   ======    ====     ========   ======   ====

Borrowed Money

Borrowed money consists of long-term debt from FHLB. As of September 30, 2002, the amount of advances outstanding from the FHLB was $97.9 million, an increase of $14.7 million, or 17.7%, compared to the $83.2 million outstanding at December 31, 2001. The increase results from the Bank securing a $15.0 million advance during the period and partially off-set by scheduled payments of principal on certain of the advances. The Bank is subject to maximum borrowing limitations with the FHLB based, in part, on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of September 30, 2002 the Bank's maximum borrowing capacity was $170.9 million, of which $97.9 million was outstanding.

At September 30, 2002 the advances consisted of $1.4 million of fixed rate advances, with a weighted average rate of 5.34%, that amortize monthly and fully amortize by September 2008. These advances had an unpaid balance of $1.7 million at December 31, 2001.

At September 30, 2002, one advance in the amount of $1.0 million with an interest rate of 5.11%, maturing in October 2003, was outstanding. This advance pays interest monthly and principal at maturity.

The remaining $95.5 million of advances at September 30, 2002, consists of convertible advances that have fixed maturity dates from September 2007 through November 2015 and have initial rate-lock periods that expire beginning in October 2002 through March 2006. When the initial rate-lock period on these advances expire the FHLB may, at its option, elect to convert the advances to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3 month LIBOR. One advance, for $15.0 million, can be converted to a variable rate after September 2003 only if 3 month LIBOR is 6.0% or greater, otherwise the rate remains at 2.74%. Should the FHLB elect to convert an advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of September 30, 2002, the FHLB has not elected to convert any advances to a variable rate.

Mandatory Redeemable Convertible Debentures

On April 26, 2002, the Company issued $10.2 million principal amount of 6.0% junior subordinated debentures due March 31, 2032 to the Trust. The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.0% cumulative convertible trust preferred securities to investors. The trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the trust preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

The debentures qualify as Tier 1 or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2002 approximately $8.9 million of the debentures qualified as Tier 1 capital of the Company.

Stockholders' Equity

Stockholders' equity at September 30, 2002 was $27.4 million, an increase of $1.9 million, or 7.5%, from the December 31, 2001 balance of $25.5 million. This increase was attributable to the exercise of stock warrants by shareholders of $21,000, the exercise of options by option holders of $216,000, net income for the nine months of $1.8 million, a decrease in the unrealized gain on investment securities classified as available for sale of $87,000 (net of the related tax effect), less the increase of shares held by the Employee Stock Ownership Plan of $71,000.

As part of the our public offering of stock during June 2000, each purchaser in the offering was granted one warrant for each two shares of stock purchased. Each warrant entitles the holder to purchase one share of stock. The warrants are exercisable at any time through June 30, 2003, at an exercise price of $6.67 per share (adjusted for the stock split declared in January 2002). The total number of warrants issued in connection with the public offering was 760,205. As of September 30, 2002, 6,662 warrants have been exercised.

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

Delinquent Loans and Non-performing Assets

Loans are reviewed on a monthly basis. A loan is placed in a non-accrual status at the time when ultimate repayment of principal or interest, wholly or partially, is in doubt. Non-performing loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Non-performing loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed "foreclosed real estate" until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had no non-performing assets or foreclosed real estate at September 30, 2002 or December 31, 2001.

At September 30, 2002 and December 31, 2001, we had no loans that were delinquent 30 or more days.

At September 30, 2002 and December 31, 2001 we did not have any non-performing loans. During the nine months ended September 30, 2002 we classified one loan as non-performing and restructured the loan. The restructuring was accounted for as a troubled debt restructuring. As part of the restructuring we charged off $453,750 and recorded the new debt at the present value of the expected future cash flows of the new loan. Following this restructuring the loan was returned to performing status. During the nine months ended September 30, 2002 we also charged-off an unsecured consumer loan in the amount of $1,000.

Classification of Assets

Federal   regulations   provide  for  the   classification   of   delinquent  or
non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At September 30, 2002 we had four loans, with balances totaling $143,000, classified as "Special Mention", one loan, with a balance of $345,000, classified as "Substandard" and no loans classified as "Doubtful" or "Loss"

Liquidity and Capital Resources

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

The Company monitors its liquidity position on an on-going basis and reports regularly, to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of September 30, 2002 and December 31, 2001, the Company's level of liquidity was in excess of the minimum established by Board policy.

Capital Resources

The following table presents the capital position of the Bank relative to the various minimum statutory and regulatory capital requirements at September 30, 2002 and December 31, 2001. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                           Required to be
                                                                   Required for Capital      Considered
                                                   Actual           Adequacy Purposes      "Well Capitalized"
                                              Amount   Percentage  Amount   Percentage   Amount   Percentage
September 30, 2002                                                   (Dollars In Thousands)
---------------------------------------

Total Capital to Risk Weighted Assets:       $33,206     12.44%   $18,154     8.00%     $26,699     10.00%

Tier  1  Capital   to  Risk   Weighted        31,500     11.80      9,077     4.00       16,019      6.00
Assets:

Leverage Ratio:                               31,500      7.51     16,774     4.00       20,968      5.00

December 31, 2001:
---------------------------------------

Total Capital to Risk Weighted Assets:       $26,572    11.24%    $18,920    8.00%      $23,650    10.00%

Tier  1  Capital   to  Risk   Weighted        24,574    10.39       9,460    4.00        14,190     6.00
Assets:

Leverage Ratio:                               24,574     6.80      14,455    4.00        18,069     5.00


In June 2002, the Company "pushed down" $5.0 million of Tier 1 capital from the issuance of the Mandatory Redeemable Convertible Debentures to the Bank.

Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of September 30, 2002, an increase of 200 basis points in rates is estimated to result in an increase of 4.7% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 1.0% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

Item 3. Controls and Procedures

          (a)       Evaluation of disclosure controls and procedures.

                    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange
                    Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

          (b)       Changes in internal controls.

                    There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.
                    PART II

Item 1   -          Legal Proceedings

                    The Company is involved in certain litigation that is normal and routine to our business.

Item 2   -          Changes in Securities and Use of Proceeds

                    None

Item 3   -          Defaults Upon Senior Securities

                    None

Item 4   -          Submission of Matters to Vote of Security Holders

                    None

Item 5   -          Other Matters

                    None

Item 6   -          Exhibits and Reports on Form 8-K

                    (a) No reports on Form 8-K were filed for the period covered by this report.

                    (b) Exhibit - 99.1, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                              Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMERICAN BANK INCORPORATED
                                                   Registrant



November 12, 2002                                By: /s/ Mark W. Jaindl
------------------------------------               -----------------------------
Date:                                              Mark W. Jaindl,
                                                   President and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)






November 12, 2002                               By: /s/ Harry C. Birkhimer
------------------------------------               -----------------------------
Date:                                              Harry C. Birkhimer,
                                                   Vice President and Treasurer
                                                   (Principal Accounting and
                                                   Financial Officer)

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Mark W. Jaindl, President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Bank Incorporated;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                                   /s/ Mark W. Jaindl
------------------------------------               -----------------------------
Date                                               Mark W. Jaindl
                                                   President and Chief Executive
                                                   Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Harry C. Birkhimer, Vice President and Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Bank Incorporated;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 12, 2002                                By: /s/ Harry C. Birkhimer
------------------------------------               -----------------------------
Date                                               Harry C. Birkhimer
                                                   Vice President and Chief
                                                   Financial Officer

Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Mark W. Jaindl, Chief Executive Officer and Harry C. Birkhimer, Chief Financial Officer of American Bank Incorporated (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-QSB of the Company for the quarter ended September 30, 2002 and that:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

November 12, 2002                               By: /s/ Mark W. Jaindl
------------------------------------               -----------------------------
Date                                               Mark W. Jaindl,
                                                   Chief Executive Officer


November 12, 2002                               By: /s/ Harry C. Birkhimer
------------------------------------               -----------------------------
Date                                               Harry C. Birkhimer,
                                                   Chief Financial Officer