Form 10KSB
period 2002-12-31
AMERICAN BANK INC
filed 2003-03-31
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transaction period from _______________ to _______________


                        Commission File Number: _________

                           AMERICAN BANK INCORPORATED
                           --------------------------
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

(1)  YES X   .    NO          .
        -----         --------

(2)  YES X   .    NO          .
        -----         --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The Registrant's revenues for the year ended December 31, 2002 were $21.4 million.

         As of February 28, 2003, there were 6,097,955 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2003 was $10.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of Annual Report to Stockholders (Parts II and IV)

2.       Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  BUSINESS

AMERICAN BANK INCORPORATED

         American Bank Incorporated was organized in August 2001 at the direction of the Board of Directors of American Bank for the purpose of acting as the stock holding company of American Bank. American Bank Incorporated's assets consist primarily of its investment in American Bank of $33.7 million. American Bank Incorporated's principal business is overseeing and directing the business of American Bank. At December 31, 2002, American Bank Incorporated had total consolidated assets of $453.3 million, total deposits of $306.8 million and stockholders' equity of $28.6 million.

         American Bank Incorporated's office is located at 4029 West Tilghman Street, Allentown, Pennsylvania 18104. Its telephone number is (610) 366-1800.

AMERICAN BANK

         American Bank commenced full-service banking activities in June 1997, and operates from a 21,400 square-foot banking center and executive office in Allentown, Pennsylvania. While American Bank currently services its customers from a single location, we may, in the future, develop additional branches. American Bank's local service area primarily includes Lehigh and Northampton counties, along with portions of Berks, Bucks and Montgomery counties, in Pennsylvania. American Bank has rapidly established and intends to continue to develop market recognition, along with growth in both customers and accounts, by delivering friendly, dedicated and knowledgeable customer service, high-quality banking products and related financial services and attractive interest rates. American Bank's products are strengthened by an absence of many service and maintenance fees common among other financial institutions.

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

         American Bank Online and pcbanker.com are registered trademarks of American Bank and the brand names for Internet banking and financial services provided by American Bank. Through American Bank Online and pcbanker.com, American Bank delivers convenience through innovative technology, absent the restrictions of time and geography, by offering an expanding menu of real-time, web-browser based Internet banking and financial services. As America's first "Nationwide Community Bank," American Bank offers the convenience of Internet banking with the "old-fashioned" service expected from a traditional community bank. By incorporating current technology and the resulting economies of scale, the Bank offers some of the best interest rates in the country on both deposit and loan products, delivered with a premier level of service.

         American Bank's office is located at 4029 West Tilghman Street, Allentown, Pennsylvania 18104. Its telephone number is (610) 366-1800.

LENDING ACTIVITIES

         American Bank concentrates its lending activities on commercial mortgage loans, commercial business loans, commercial construction loans and consumer loans, including home equity loans, home equity lines of credit, and conventional first mortgage loans secured by one- to four-family properties. A substantial portion of our loan portfolio is secured by commercial and residential real estate, either as primary or secondary collateral, located in our local market area. We also purchase adjustable-rate residential mortgage loans on a nationwide basis.

         LOAN PORTFOLIO COMPOSITION. The following information details the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts, and allowance for losses) as of the dates indicated:

                                                                           AT DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                          2002                       2001                       2000
                                 ----------------------       ---------------------      --------------------
                                    AMOUNT      PERCENT         AMOUNT      PERCENT         AMOUNT    PERCENT
                                 ---------      -------       --------      -------      ---------    -------
                                                                  (IN THOUSANDS)

Real Estate Loans:
Commercial(1)...............     $  65,569       47.89%      $  40,668       29.50%     $   29,183      23.89%
Residential(2)..............        32,344       23.62          64,810       47.01          64,466      52.78
                                 ---------      ------       ---------      ------      ----------     ------
   Total real estate loans..        97,913       71.51         105,478       76.51          93,649      76.67
                                 ---------      ------       ---------      ------      ----------     ------
Other Loans:
Consumer loans(3)...........        13,762       10.05          11,237        8.15          10,235       8.38
Commercial..................        25,249       18.44          21,139       15.34          18,264      14.95
                                 ---------      ------       ---------      ------      ----------     ------
   Total other loans........        39,011       28.49          32,376       23.49          28,499      23.33
                                 ---------      ------       ---------      ------      ----------     ------

Total loans receivable......       136,924      100.00%        137,854      100.00%        122,148     100.00%
                                 =========      ======       =========      ======      ==========     ======

Less:
Deferred fees and costs.....          (239)                       (267)                       (292)
Allowance for losses........        (1,759)                     (1,998)                     (1,242)
                                 ---------                   ---------                  ----------
   Total loans receivable, net   $ 134,926                   $ 135,589                  $  120,614
                                 =========                   =========                  ==========



                                                    AT DECEMBER 31,
-------------------------------------------------------------------------------
                                           1999                    1998
                                   ---------------------    -------------------
                                      AMOUNT     PERCENT       AMOUNT   PERCENT
                                   ---------     -------    ---------   -------
                                                    (IN THOUSANDS)

Real Estate Loans:
Commercial(1)...............       $   16,726     30.83%   $    7,127     19.88%
Residential(2)..............           18,475     34.06        17,417     48.58
                                   ----------    ------    ----------    ------
   Total real estate loans..           35,201     64.89        24,544     68.46
                                   ----------    ------    ----------    ------
Other Loans:
Consumer loans(3)...........            8,085     14.90         4,945     13.79
Commercial..................           10,959     20.21         6,360     17.75
                                   ----------    ------    ----------    ------
   Total other loans........           19,044     35.11        11,305     31.54
                                   ----------    ------    ----------    ------

Total loans receivable......           54,245    100.00%       35,849    100.00%
                                   ==========    ======    ==========    ======

Less:
Deferred fees and costs.....             (165)                    (57)
Allowance for losses........             (767)                   (508)
                                   ----------              ----------
   Total loans receivable, net     $   53,313              $   35,284
                                   ==========              ==========


--------------------------
(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one- to four-family real estate loans and residential construction loans.
(3) Consumer loans include home equity loans and home equity lines of credit.

         LOAN APPROVALS. Loan approvals are made in accordance with a policy that includes delegated authorities approved by the Board of Directors. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Generally, loans of $750,000 or less may be approved by one or more authorized senior officers, as required by policy. Loans over $750,000 require approval by a Loan Committee or by the Board of Directors.

         COMMERCIAL REAL ESTATE LOANS. American Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2002, $65.6 million, or 47.89% of American Bank's total loan portfolio consisted of loans secured by commercial real estate properties, which include multi-family residential real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty years. At December 31, 2002, the largest such loan had a balance of $3.4 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

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

         Loan-to-value ratios on our commercial real estate loans are generally limited to 80% of the appraised value of the secured property. As part of the criteria for underwriting commercial real estate loans, we generally impose a debt service coverage ratio (the ratio of net operating income before payment of debt service compared to debt service) of not less than 1.2-to-1. It is also our general practice to obtain personal guarantees from the principals of our corporate borrowers on commercial real estate loans.

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

         MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. American Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At December 31, 2002, $4.2 million, or 3.07% of our total loan portfolio consisted of loans secured by multifamily residential real estate (multi-family residential real estate loans are included in commercial real estate loans in the loan portfolio composition table above). The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at one- to five-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At December 31, 2002, the largest such loan had a balance of $986,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

         ONE- TO FOUR-FAMILY REAL ESTATE MORTGAGE LENDING. American Bank originates loans secured by first mortgages on existing or new construction, one- to four-family residences located in its local market area. We purchase one- to four-family real estate loans, primarily adjustable rate mortgages, from other lenders. The loans purchased are of similar credit quality and meet substantially similar credit standards as loans we originate. We monitor this portfolio for geographic concentrations. At December 31, 2002, $32.3 million, or 23.62% of American Bank's total loans receivable, consisted of one- to four-family residential real estate and construction loans. We originated $24.7 million, $18.2 million, and $10.6 million of one- to four-family residential mortgage and construction loans for the years ended December 31, 2002, 2001, and 2000 respectively. We purchased adjustable rate one- to four-family residential mortgages of $-0-, $24.7 million, and $45.8 million during the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, American Bank had no mortgage loans secured by one- to four-family real estate that were delinquent in excess of 30 days.

         Generally, our fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing, with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Due to the inherent interest rate risk associated with holding long-term assets, we have historically sold a substantial portion of the fixed-rate residential mortgage loans we originate. During the years ended December 31, 2002, 2001, and 2000, we sold $19.7 million, $12.3 million, and $4.9 million of fixed-rate one- to four-family mortgage loans, respectively. However, depending on interest rates, we may keep fixed-rate mortgages in our portfolio. Our residential mortgage loans customarily include "due on sale" clauses, which gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan has not been paid in full.

         American Bank originates and purchases adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At December 31, 2002, $19.3 million, or 14.10% of our total loan portfolio, was comprised of residential ARM loans and subject to periodic interest rate adjustments. We typically originate and purchase ARM loans primarily for our own portfolio. Our ARM loans provide for an initial interest rate period, which may be from one to ten years. After the initial interest rate period the loans adjust every year and are based on the one-year U.S. Treasury constant maturity index plus a margin. Our ARM loans are typically based on up to a 30-year amortization schedule. For one-year ARM loans, we qualify the borrowers at the initial rate plus two percent. For all other ARM loans, we qualify the borrowers at the initial rate. Our current ARM loans do not provide for negative amortization. American Bank's ARM loans generally provide for initial, ongoing, and lifetime interest rate caps and may include discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust at the first interest adjustment date, based on the market rates of interest at the time the loan was originated or purchased. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.

         RESIDENTIAL CONSTRUCTION LENDING. American Bank originates residential construction loans to individuals who have a contract with an approved builder for the construction of their residence. As of December 31, 2002, $750,000, or 0.56%, of our total loan portfolio consisted of residential construction loans. Our construction loans are generally secured by property located in our primary market area. Construction loans to individuals are generally originated pursuant to the same policy regarding loan-to-value ratios as are used in connection with loans secured by one- to four-family residential real estate. At December 31, 2002, we had no residential construction loans that were delinquent in excess of 30 days.

         CONSUMER LENDING. American Bank originates a variety of consumer loans primarily on a secured basis. The loans are generally originated in our local market area, however, we currently originate consumer loans (primarily home equity loans) throughout the Commonwealth of Pennsylvania through pcbanker.com. Our business plan provides for continued growth in originating and closing home equity loan products throughout the Commonwealth of Pennsylvania. Consumer loans include home equity loans, home equity lines of credit, loans secured by certificates of deposit, savings accounts, automobiles and unsecured personal loans. Our home equity loans are typically secured by a first or second mortgage on residential property and have repayment terms ranging from one year to 15 years. American Bank's home equity lines of credit are also secured, typically by a first or second mortgage on residential property, and have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"), which may adjust daily. These loans generally mature in 15 years or less. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At December 31, 2002, consumer loans amounted to $13.8 million, or 10.05% of the total loan portfolio. At that date, we had one consumer loan, with an unpaid balance of $2,700, that was delinquent in excess of 30 days and still accruing interest.

         At December 31, 2002, the largest component of the consumer loan portfolio consisted of fixed-rate home equity loans, which totaled $6.3 million, or 4.67% of the total loan portfolio. At December 31, 2002, outstanding balances of variable-rate home equity lines of credit totaled $2.5 million with total unused commitments of $3.9 million.

         American Bank views consumer lending as an important part of its business, as consumer loans generally have shorter terms and higher yields than fixed rate residential mortgage loans, thus reducing exposure to changes in interest rates. In addition, we believe that offering consumer loans helps to expand and create stronger ties to our customer base. Subject to market conditions, we intend to continue emphasizing consumer lending. Consumer loans entail greater credit risk than one- to four-family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower, beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's financial stability and may be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In addition, home equity loans have greater credit risk than one- to four-family residential mortgage loans because they often are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold.

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

         COMMERCIAL LOANS. American Bank originates commercial loans, which are frequently secured by real estate, although the decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower, and secondarily on the value of and ability to liquidate the collateral. We generally require annual financial statements and Federal tax returns from our corporate borrowers, and personal guarantees from the business principals. We also generally require an appraisal of any real estate that secures the loan. Our portfolio of commercial business loans as of December 31, 2002, had a balance of $25.2 million, which represented 18.44% of the total loan portfolio. On that date, the largest such loan had a balance of $1.2 million. As of December 31, 2002, American Bank had two commercial business loans, with unpaid balances of $22,300 that were delinquent in excess of 30 days and still accruing interest.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, and loans having no stated schedule of repayments and no stated maturity, are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loans losses. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table does not reflect the effects of enforcement of due-on-sale clauses.

                                                            MULTI-FAMILY AND
                                                             COMMERCIAL REAL        CONSTRUCTION OR
                                    ONE- TO FOUR-FAMILY          ESTATE               DEVELOPMENT             CONSUMER
                                    -------------------    ------------------     -------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                    AMOUNT       RATE      AMOUNT       RATE      AMOUNT       RATE      AMOUNT       RATE
                                   ---------  --------    ---------  --------    ---------  ---------   ---------   --------
                                                                                      (DOLLARS IN THOUSANDS)
Due During Years Ending December 31,
------------------------------------

2003(1).......................     $   9,551      5.59%   $  15,581      6.13%   $   1,716      5.88%   $   7,073   5.17%
2004 to 2007..................         8,368      6.80       42,146      7.27        1,108      5.00        2,829   6.57
2008 and beyond...............        13,674      6.81        5,769      6.04           --        --        3,860   7.15
                                   ---------  --------    ---------  --------    ---------  --------    ---------   ------
Total.........................     $  31,593      6.42%   $  63,496      6.88%   $   2,824      5.53%   $  13,762   6.07%
                                   =========  ========    =========  ========    =========  ========    =========   ======



                                       COMMERCIAL BUSINESS          TOTAL
                                       -------------------    -----------------
                                                  WEIGHTED             WEIGHTED
                                                  AVERAGE               AVERAGE
                                       AMOUNT       RATE      AMOUNT     RATE
                                      ---------  --------    --------  --------

Due During Years Ending December 31,
------------------------------------

2003(1).......................        $  12,758      5.35%   $ 46,679    5.65%
2004 to 2007..................           12,117      7.13      66,568    7.12
2008 and beyond...............              374      7.70      23,677    6.69
                                      ---------  --------    --------    ----
Total.........................        $  25,249      6.22%   $136,924    6.54%
                                      =========  ========    ========    ====


-------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after December 31, 2003, that have predetermined interest rates is $53.4 million, while the total amount of loans due after this date that have floating or adjustable interest rates is $36.8 million.

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

         At December 31, 2002, we had three loans, with a total unpaid balance of $25,000, delinquent more than 30 days, no loans classified as non-performing or non-accrual and no assets acquired in settlement of loans. During the year ended December 31, 2002, we had one loan that we classified as non-performing. We charged off $454,000 on this loan. Following this restructuring the loan was returned to performing status. During January of 2003, we recovered $250,000 of the charge-off. During the years ended December 31, 2001 and 2000 we did not foreclose on any loans, nor were any loans classified as nonperforming or nonaccrual.

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by American Bank as a result of foreclosure or by deed in lieu of foreclosure would be classified as real estate acquired in settlement of loans until sold. At December 31, 2002 we had no real estate acquired in settlement of loans.

         RESTRUCTURED LOANS. Under Generally Accepted Accounting Principles, American Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if American Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, and troubled debt restructurings do not necessarily result in non-accrual loans. We had no restructured loans as of December 31, 2002.

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

         At December 31, 2002, the aggregate amount of our assets classified as "Special Mention" and "Substandard" were $529,000 and $453,000, respectively. No assets were classified as "Doubtful," and no assets were classified as "Loss."

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

         The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of December 31, 2002 had recorded losses on two loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked, as a basis for determining our loss factors.

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

         At December 31, 2002 and December 31, 2001, American Bank had an allowance for loan losses of approximately $1,759,000 and $1,998,000, respectively. Management believes that the allowance for loan losses at December 31, 2002 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while American Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect American Bank's financial condition and results of operations.

         The following table sets forth an analysis of American Bank's allowance for loan losses.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                         --------------------------------------------------------------
                                            2002         2001        2000         1999         1998
                                         ---------    ---------    ---------   ---------    ---------
                                                             (DOLLARS IN THOUSANDS)

Balance at beginning period............  $   1,998    $   1,242    $     767   $     508    $     111
Provision for loan losses..............        212          651          475         259          397
Allowance recorded in connection
  with purchase of loan pools..........         --          105           --          --           --
Recoveries.............................          4           --           --          --           --
Charge-offs............................       (455)          --           --          --           --
                                         ---------    ---------    ---------   ---------    ---------
Net charge-offs........................       (451)          --           --          --           --
                                         =========    =========    =========   =========    =========
Balance at end of period...............  $   1,759    $   1,998    $   1,242   $     767    $     508
                                         =========    =========    =========   =========    =========
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period....................       0.34%           0%           0%          0%           0%
                                         =========    =========    =========   =========    =========
Ratio of net charge-offs during the
  period to average non-performing
  assets...............................          0%           0%           0%          0%           0%
                                         =========    =========    =========   =========    =========

         The allocation of our allowance for loan losses at the dates indicated is summarized as follows:

                                                               DECEMBER 31,
                   ----------------------------------------------------------------------------------------------------
                                 2002                              2001                               2000
                   -------------------------------   -------------------------------   --------------------------------
                                           PERCENT                          PERCENT                             PERCENT
                                           OF LOANS                         OF LOANS                            OF LOANS
                                 LOAN      IN EACH                LOAN      IN EACH                  LOAN       IN EACH
                     AMOUNT     AMOUNTS    CATEGORY  AMOUNT OF   AMOUNTS    CATEGORY      AMOUNT    AMOUNTS     CATEGORY
                    OF LOSS       BY       TO TOTAL     LOSS        BY      TO TOTAL     OF LOSS       BY       TO TOTAL
                   ALLOWANCE   CATEGORY     LOANS    ALLOWANCE   CATEGORY     LOANS     ALLOWANCE   CATEGORY      LOANS
                   ---------   --------    --------  ---------   --------   --------    ---------   --------    --------
                                                          (DOLLARS IN THOUSANDS)

Commercial.......  $     370  $  25,249      18.44%  $     610   $  21,139     15.34%   $     274  $  18,264      14.95%
Commercial
 mortgage........        959     65,569      47.89         578      40,668     29.50          391     29,183      23.89
Residential
 mortgage........        182     32,344      23.62         400      64,810     47.01          341     64,466      52.78
Consumer.........        112     13,762      10.05         125      11,237      8.15          107     10,235       8.38
Unallocated......        136         --         --         285          --        --          129         --         --
                   ---------  ---------   --------   ---------   ---------  --------    ---------  ---------   --------

 Total...........  $   1,759  $ 136,924     100.00%  $   1,998   $ 137,854    100.00%   $   1,242  $ 122,148     100.00%
                   =========  =========   ========   =========   =========  ========    =========  =========   ========

                                                DECEMBER 31,
                    ---------------------------------------------------------------------
                                  1999                                1998
                    ---------------------------------   ---------------------------------
                                             PERCENT                             PERCENT
                                             OF LOANS                            OF LOANS
                                   LOAN      IN EACH                   LOAN      IN EACH
                    AMOUNT OF     AMOUNTS    CATEGORY    AMOUNT OF    AMOUNTS    CATEGORY
                       LOSS         BY       TO TOTAL      LOSS         BY       TO TOTAL
                    ALLOWANCE    CATEGORY      LOANS     ALLOWANCE   CATEGORY     LOANS
                    ---------   ----------   --------    ---------   --------    --------
                                           (DOLLARS IN THOUSANDS)

Commercial........  $    164    $   10,959     20.21%  $       95   $   6,360     17.75%
Commercial
 mortgage.........       231        16,726     30.83           91       7,127     19.88
Residential
 mortgage.........       125        18,475     34.06          126      17,417     48.58
Consumer..........        84         8,085     14.90           52       4,945     13.79
Unallocated.......       163            --        --          144          --        --
                    --------    ----------  --------   ----------   ---------  --------

 Total............  $    767    $   54,245    100.00%  $      508   $  35,849    100.00%
                    ========    ==========  ========   ==========   =========  ========

INVESTMENT ACTIVITIES

         Our securities portfolio is managed by our President and our Chief Financial Officer in accordance with a written investment policy of the Board of Directors that addresses strategies, types, and levels of permitted investments.

         At December 31, 2002, our securities portfolio equaled $290.0 million, or 63.98% of total assets. Our investment portfolio is comprised of mortgage-backed securities, U.S. government and agency securities, corporate debt securities, trust preferred securities, mutual funds and common stock. At December 31, 2002, mortgage-backed securities amounted to $171.9 million, U.S. government and agency securities amounted to $38.6 million, corporate obligations amounted to $29.2 million, trust preferred securities amounted to $7.2 million, common stock in domestic corporations amounted to $2.5 million and mutual funds amounted to $40.6 million. At December 31, 2002, there were no securities of a single issuer (excluding U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

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

         The amortized cost and approximate fair value of securities as of December 31, 2002, 2001 and 2000 are summarized as follows:

                                                                      AT DECEMBER 31, 2002
                                                --------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED
                                                AMORTIZED COST        GAINS           LOSSES        FAIR VALUE
                                                --------------   -------------    -------------   ------------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies................     $      35,993    $         181    $          --   $      36,174
   Corporate notes.........................            26,759              570             (372)         26,957
   Mortgage-backed securities..............           164,192            2,198             (179)        166,211
   Mutual funds............................            40,552               18               --          40,570
   Trust preferred obligations.............             1,985               --             (232)          1,753
   U.S. Government agency preferred stock               2,505               27             (115)          2,417
   Common stock............................             2,622               --             (135)          2,487
                                                -------------    -------------    -------------   -------------
     Total.................................     $     274,608    $       2,994    $      (1,033)  $     276,569
                                                =============    =============    =============   =============

Held to maturity:
   Trust preferred obligations.............     $       5,451    $          82    $         (33)  $       5,500
   Corporate notes.........................             2,249               36               --           2,285
   Mortgage-backed securities..............             5,666               93               --           5,759
   Other...................................               100               --               --             100
                                                -------------    -------------    -------------   -------------
     Total.................................     $      13,466    $         211    $         (33)  $      13,644
                                                =============    =============    =============-  =============


                                                                      AT DECEMBER 31, 2001
                                                --------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED
                                                AMORTIZED COST        GAINS           LOSSES        FAIR VALUE
                                                --------------   -------------    -------------   ------------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies................     $      26,351    $         294    $          --   $      26,645
   Corporate notes.........................            45,079            1,216             (228)         46,067
   Mortgage backed securities..............            67,375              326              (83)         67,618
   Mutual funds............................            30,470               15               --          30,485
   Trust preferred obligations.............             1,984               --              (93)          1,891
   Other securities........................             2,505                3              (37)          2,471
                                                -------------    -------------    -------------   -------------
     Total.................................     $     173,764    $       1,854    $        (441)  $     175,177
                                                =============    =============    =============   =============

Held to maturity:
   Trust preferred obligations.............     $       2,113    $          51    $          (3)  $       2,161
   Corporate notes.........................             2,249              119               --           2,368
   Mortgage backed securities..............            10,360              181              (64)         10,477
   Other...................................               100               --               --             100
                                                -------------    -------------    -------------   -------------
     Total.................................     $      14,822    $         351    $         (67)  $      15,106
                                                =============    =============    =============   =============

                                                                      AT DECEMBER 31, 2000
                                                --------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED
                                                AMORTIZED COST        GAINS           LOSSES        FAIR VALUE
                                                --------------   -------------    -------------   ------------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies................     $      27,168    $          74    $        (113)  $      27,129
   Corporate notes.........................            21,379              234              (55)         21,558
   Mortgage-backed securities..............            12,700               73             (105)         12,668
   Trust preferred obligations.............             1,979               --             (113)          1,866
                                                -------------    -------------    -------------   -------------
     Total.................................     $      63,226    $         381    $        (386)  $      63,221
                                                =============    =============    =============   =============
Held to maturity:
   Trust preferred obligations.............     $       1,870    $          10    $        (155)  $       1,725
   Corporate notes.........................             2,247               51               --           2,298
   Mortgage-backed securities..............             8,281              177               --           8,458
   Other...................................             5,100               --               --           5,100
                                                -------------    -------------    -------------   -------------
     Total.................................     $      17,498    $         238    $        (155)  $      17,581
                                                =============    =============    =============   =============

         The maturity schedule of the investment portfolio, by contractual maturity, as of December 31, 2002, is shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty.


                                                                     DUE AFTER FIVE
                       DUE IN ONE YEAR OR    DUE AFTER ONE YEAR    YEARS THROUGH TEN                            NON-MATURITY AND
                              LESS           THROUGH FIVE YEARS          YEARS          DUE AFTER TEN YEARS       MUTUAL FUNDS
                       ------------------    ------------------    -----------------    -------------------    -----------------
                       AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                       --------    ------    ------      ------    ------      -----    -------      ------    ------      -----
                                                                      (DOLLARS IN THOUSANDS)
Investment Securities
---------------------

U.S. Government
   agency             $   2,999      4.27%  $  32,994      3.45%  $      --        --%  $      --        --%  $      --        --%
Corporate notes.....     21,200      6.25       7,808      6.09          --        --          --        --          --        --
Trust preferred
   obligations......         --       --           --        --          --        --       7,436      7.67          --        --
Mutual funds........         --       --           --        --          --        --          --        --      40,552      2.31
Mortgage backed
   securities.......         --       --           --        --          --        --          --        --          --        --
U.S. Government
   agency preferred
   stock                     --       --           --        --          --        --       2,505      6.20          --        --
Common stock                 --       --           --        --          --        --          --        --       2,622      3.35
Other...............         --       --           --        --         100      3.00          --        --          --        --
                      ---------  -------    ---------  --------   ---------  --------   ---------  --------   ---------  --------
     Total..........  $  24,199     6.00%   $  40,802      3.96%  $     100      3.00%  $   9,941      7.30%  $  43,174      2.37%
                      =========  =======    =========  ========   =========  ========   =========  =========  =========  ========


                        MORTGAGE-BACKED
                           SECURITIES              TOTAL
                       ----------------      ----------------
                       AMOUNT      RATE      AMOUNT      RATE
                       ------      ----      ------      ----

Investment Securities
---------------------

U.S. Government
   agency             $      --        --%  $  35,993      3.52%
Corporate notes.....         --        --      29,008      6.21
Trust preferred
   obligations......         --        --       7,436      7.67
Mutual funds........         --        --      40,552      2.31
Mortgage backed
   securities.......    169,858      4.22     169,858      4.22
U.S. Government
   agency preferred
   stock                     --        --       2,505      6.20
Common stock                 --        --       2,622      3.35
Other...............         --        --         100      3.00
                      ---------  --------   ---------  --------
     Total..........  $ 169,858      4.22%  $ 288,074      4.47%
                      =========  =========  =========  =========

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         Deposits are the major source of funds for our lending and investment activities. In addition, we also generate funds from loan principal repayments and prepayments and from the maturities and cash flow of investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank of Pittsburgh may be used to supplement the availability of funds from other sources or for long-term funding purposes. We enter into agreements with customers as part of our cash management services whereby we sell securities to the customer under an agreement to repurchase the security at par. Securities sold under agreements to repurchase, which are secured borrowings, generally mature within one day and are recorded at the amount of cash received in connection with the transaction.

         DEPOSITS. Deposit instruments include NOW accounts, demand deposit accounts, money market accounts, statement savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance, early withdrawal penalties and interest rate. We review our deposit mix and pricing on a frequent basis. We do not utilize brokered deposits, nor have we actively sought jumbo or other significant sources of certificates of deposit.

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

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by American Bank for the years indicated.

                                                                YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------------------
                                       2002                               2001                               2000
                         -------------------------------    -------------------------------   ---------------------------------

                           AVERAGE                            AVERAGE                            AVERAGE
                         OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING  INTEREST   AVERAGE
                           BALANCE      PAID       RATE       BALANCE      PAID       RATE       BALANCE      PAID       RATE
                         -----------  --------   -------    -----------  --------   -------    -----------  --------   --------
                                                                 (DOLLARS IN THOUSANDS)

Demand, non-interest
 bearing............     $   12,286   $     --       --%    $   21,358   $     --         --%  $    8,919   $     --         --%
Demand,
 interest-bearing...         76,535      1,673     2.19         52,993      1,795       3.39       30,649        868       2.83
Savings.............         85,818      1,975     2.30         55,460      2,188       4.13       38,127      1,844       4.84
Certificates of deposit     103,007      4,115     3.99         94,130      5,394       5.73       58,212      3,605       6.19
                         ----------   --------     ----     ----------   --------   --------   ----------   --------   --------
   Total deposits...     $  277,646   $  7,763     2.80%    $  223,941   $  9,377       4.23%  $  135,907   $  6,317       4.65%
                         ==========   ========     ====     ==========   ========       ====   ==========   ========   ========

         The following table indicates the amount of American Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

                                                                            MATURITY
                                                ----------------------------------------------------------------
                                                3 MONTHS OR    OVER 3 TO    OVER 6 TO     OVER 12
                                                    LESS       6 MONTHS     12 MONTHS     MONTHS        TOTAL
                                                -----------   -----------  -----------  -----------  -----------
                                                                         (IN THOUSANDS)
Certificates of deposit less than $100,000.     $    13,073   $    12,132  $    20,615  $    46,157  $    91,977
Certificates of deposit of $100,000 or more           4,341         2,303        4,927       11,736       23,307
Public funds(1)............................             202            --          505            6          713
                                                -----------   -----------  -----------  -----------  -----------
Total certificates of deposit..............     $    17,616   $    14,435  $    26,047  $    57,899  $   115,997
                                                ===========   ===========  ===========  ===========  ===========

----------------------
(1)      Deposits from governmental and other public entities.

         FEDERAL HOME LOAN BANK ADVANCES. American Bank has the ability to use advances from the Federal Home Loan Bank of Pittsburgh to supplement its funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Pittsburgh provides various forms of advances, or secured credit, for member financial institutions. As a member of the Federal Home Loan Bank of Pittsburgh, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government and government agencies), subject to certain creditworthiness standards. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. See Note 8 to the Consolidated Financial Statements for additional information related to Federal Home Loan Bank of Pittsburgh advances.

EMPLOYEES

         As of December 31, 2002, we had 45 full-time employees and five part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.


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

         From time to time legislation may be introduced in the United States Congress which could result in additional or in less regulation of the business of American Bank Incorporated and American Bank. It cannot be predicted at this time whether any such legislation actually will be adopted or how such adoption would affect the business of American Bank Incorporated or American Bank.

         BANK HOLDING COMPANY ACT ACTIVITIES AND OTHER LIMITATIONS. A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including obligations for Federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under federal law, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

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

         The Board of Governors of the Federal Reserve System has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Board of Governors of the Federal Reserve System also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto. However, under the Gramm-Leach-Bliley Act of 1999, certain of these activities are permissible for a bank holding company that becomes a financial holding company under the Gramm-Leach-Bliley Act. American Bank Incorporated has not elected to qualify as a financial holding company, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

o    each of its depository institution subsidiaries is "well capitalized";

o    each of its depository institution subsidiaries is "well managed";

o each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

o the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

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

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

         The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

         In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the Board of Governors of the Federal Reserve System believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2002, American Bank met each of its capital requirements.

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

         American Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Board of Governors of the Federal Reserve System. As of December 31, 2002, American Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

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

         THE USA PATRIOT ACT. In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

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

         LOANS TO ONE BORROWER. American Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Additional amounts may be lent if the loan is secured by specified collateral, such as obligations of, or guaranteed by, Federal or state governments or agencies thereof. As of December 31, 2002, American Bank was in compliance with its loans-to-one-borrower limitations.

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

TAXATION

FEDERAL TAXATION

         For federal income tax purposes, American Bank Incorporated files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each company based upon taxable income or loss calculated on a separate company basis.

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

         American Bank Incorporated's income tax returns have not been audited by the Internal Revenue Service for the past five years.

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

ADDITIONAL RISK FACTORS

         In addition to factors discussed in the description of the business of American Bank Incorporated and American Bank and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of American Bank Incorporated.

NETWORK AND COMPUTER SYSTEMS COULD FAIL, WHICH COULD ADVERSELY AFFECT OUR
BUSINESS

         Our computer systems and network infrastructure could be vulnerable to unforeseen problems. Because we intend to conduct a substantial portion of our business over the Internet and because we may now or in the future outsource certain critical functions to qualified third parties, our operations depend on our ability, as well as that of our third-party service providers, to protect our computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins, or similar catastrophic events.

         Customers may become dissatisfied by any system failure that interrupts our ability to provide our services. Sustained or repeated system failures would reduce the attractiveness of the electronic banking services that we provide. Slower response time or system failures may also result from straining the capacity of our software or hardware due to an increase in the volume of services delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our customers could seek other providers of banking services. Any damage or failure that causes interruptions in our operations could materially adversely affect our business, financial condition, results of operations, and cash flows.

OUR SECURITY COULD BE BREACHED, WHICH COULD DAMAGE OUR REPUTATION AND DETER CUSTOMERS FROM USING OUR SERVICES

         We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which would likely adversely affect our ability to retain or attract customers, could damage our reputation and could subject us to litigation. Although we rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, and although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage, and failures, these security measures may fail. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security were to occur, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

RAPIDLY CHANGING TECHNOLOGIES MAY CAUSE US TO DELAY INTRODUCTION OF NEW PRODUCTS, SERVICES AND ENHANCEMENTS, WHICH MAY RESULT IN A LOSS OF EXISTING CUSTOMERS OR A FAILURE TO ATTRACT NEW CUSTOMERS

         Our future success will depend on our ability to adapt to rapidly changing technologies. We also will have to enhance existing products and services and develop and introduce a variety of new products and services to address our customers' changing demands. If we are unable to develop and bring additional products and services to market in a timely manner, we could lose market share to competitors who are able to offer these services, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

WE OBTAIN ESSENTIAL SOFTWARE FROM, OR OUTSOURCE ESSENTIAL SERVICES TO, THIRD-PARTY PROVIDERS WHO MAY TERMINATE THEIR AGREEMENTS WITH US, RESULTING IN INTERRUPTIONS TO OUR INTERNET AND GENERAL BANKING OPERATIONS

         We obtain essential software and/or technical support from third-party providers. We obtain or outsource our core banking software, certain electronic bill payment functions and other additional software and services from or to qualified third-party vendors. Our agreements with each service provider are generally cancelable by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace such provider with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

WE NEED TO MAINTAIN ADEQUATE CAPITAL TO SUPPORT OUR ANTICIPATED GROWTH

         We are required by Federal and state regulations to maintain adequate levels of capital to support our operations. To the extent our operations expand, we will be required to support such growth by increasing our capital to acceptable regulatory levels. We expect our operations, including our asset base, to grow consistently as a result of implementing our Internet banking strategy. Accordingly, we may need to raise additional capital in the future to support our operations should they continue to expand. This may be accomplished through the sale of additional securities of American Bank Incorporated, including the issuance of additional shares of our common stock. There is no assurance that we will be able to raise additional capital when needed. If we cannot raise additional capital when needed, our business, financial condition, results of operations, capital levels, and cash flows will be materially adversely affected. If we issue additional common stock, stockholders of American Bank Incorporated may not have a right to purchase any new issue of shares of our common stock in order to maintain their proportionate ownership interest. Should we choose to raise capital through the sale of our common stock, such action would dilute the ownership and voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the holders of the common stock.

ITEM 2.  PROPERTIES
-------------------

PROPERTIES

         The premises from which we operate are located at 4029 West Tilghman Street, Allentown, Pennsylvania. American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2007. American Bank has the option to extend the lease agreement for four additional five-year lease terms. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities, and maintenance and repairs on the building. The lessor, Frederick J. Jaindl, is Chairman and a principal shareholder of American Bank Incorporated. The minimum lease payments due in 2003, 2004 and 2005 under the original terms of the lease are $303,000, $303,000 and $305,000 respectively. We maintain a disaster recovery backup site for our computers and data processing systems. This site is leased from a third party. The lease is for three years expiring in November 2004 and can be renewed for additional 3-year periods. The minimum annual payments under this lease are $ 16,000 and $14,600 for the years ended 2003 and 2004, respectively.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         American Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2002, American Bank was not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------

         The "Market for Common Stock" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The financial statements of American Bank Incorporated's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

         Set forth below is certain information as of December 31, 2002 regarding compensation plans that authorize equity securities for issuance to employees and directors of the Company.

====================================================================================================================
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS AND         WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
                                         RIGHTS                  EXERCISE PRICE            ISSUANCE UNDER PLAN
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan Approved by
   Shareholders............             265,250                       $6.02                       71,250
--------------------------------------------------------------------------------------------------------------------
Plans not approved by
   Shareholders............               -0-                         $-0-                         -0-
====================================================================================================================
         Total.............             265,250                       $6.02                       71,250
====================================================================================================================


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The "Transactions with Certain Related Persons" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Financial Statements

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

                  (D)      Consolidated Statements of Stockholders' Equity

                  (E)      Consolidated Statements of Cash Flows

                  (F)      Notes to Consolidated Financial Statements

         (b)      Reports on Form 8-K
                  -------------------

                  None.

         (c)      Exhibits
                  --------

3.1      Articles of Incorporation of American Bank Incorporated*
3.2      Bylaws of American Bank Incorporated*
4.1      Trust Agreement*
4.2      Form of Amended and Restated Trust Agreement of American Capital
         Trust I*
4.3      Form of Certificate of Trust*
4.4      Form of Common Stock Certificate of American Capital Trust I*
4.5      Form of Agreement as to Expenses and Liabilities of American Capital
         Trust *
4.6      Form of Preferred Stock Certificate of American Capital Trust I*
4.7      Form Certificate of Authentication*
4.8 Form of Preferred Securities Guarantee Agreement between American Bank Incorporated and Bankers Trust Company, as guarantee trustee*
4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*
4.10     Form of Subordinated Debenture due 2032*
4.11     Form of Common Stock Certificate of American Bank Incorporated*
13       Portions of Annual Report to Stockholders
21       Subsidiaries of the Registrant*
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

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

                                          AMERICAN BANK INCORPORATED


Date: March 28, 2003                      By: /s/  Mark W. Jaindl
                                          -------------------------------------
                                          Mark W. Jaindl
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      Signatures                                   Title                           Date

   /s/ Frederick J. Jaindl
   _____________________________________            Chairman of the Board                        March 28, 2003
   Frederick J. Jaindl

   /s/   Mark W. Jaindl
   _____________________________________            President,  Chief Executive Officer          March 28, 2003
   Mark W. Jaindl                                   and   Vice   Chairman    (Principal
                                                    Executive Officer)
   /s/  Harry C. Birkhimer
   _____________________________________            Vice President and Chief  Financial          March 28, 2003
   Harry C. Birkhimer                               Officer  (Principal  Financial  and
                                                    Accounting Officer)
   /s/ David M. Jaindl
   _____________________________________            Director                                     March 28, 2003
   David M. Jaindl

   /s/ Elizabeth B. Gaul
   _____________________________________            Director                                     March 28, 2003
   Elizabeth B. Gaul

   /s/ Arthur A. Haberberger
   _____________________________________            Director                                     March 28, 2003
   Arthur A. Haberberger

   /s/ John C. Long
   _____________________________________            Director                                     March 28, 2003
   John C. Long

   /s/ Philip S. Schwartz
   _____________________________________            Director                                     March 28, 2003
   Philip S. Schwartz

   /s/  Martin F. Spiro
   _____________________________________            Director                                     March 28, 2003
   Martin F. Spiro

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Mark W. Jaindl, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Bank Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                       /s/  Mark W. Jaindl
---------------------                -----------------------------------
Date                                 Mark W. Jaindl
                                     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Harry C. Birkhimer, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Bank Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                       /s/ Harry C. Birkhimer
---------------------                -----------------------------------
Date                                 Harry C. Birkhimer
                                     Vice President and Chief Financial Officer