Form 10QSB
period 2003-03-31
AMERICAN BANK INC
filed 2003-05-15
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2003


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from  ______________ to ______________

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

                                [ X ] Yes [  ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2003.


        6,114,469   Shares of common stock      Par Value   $.10 /share


Transitional Small Business Disclosure Format (check one),  [  ] Yes    [ X ] No

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                            PAGE

Item 1         Consolidated Financial Statements
               Consolidated Balance Sheets                                    3
               Consolidated Statements of Income                              4
               Consolidated Statements of Changes in Stockholders' Equity     5
               Consolidated Statements of Cash Flows                          6
               Notes to Consolidated Financial Statements                     7

Item 2         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 10

Item 3          Controls and Procedures                                      20

PART II    OTHER INFORMATION

Item 1         Legal Proceedings                                             21

Item 2         Changes in Securities and Use of Proceeds                     21

Item 3         Defaults Upon Senior Securities                               21

Item 4         Submission of Matters to Vote of Security Holders             21

Item 5         Other Information                                             21

Item 6         Exhibits and Reports on Form 8-K                              21

               Signatures                                                    21

               Certification of Chief Executive Officer Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002           22

               Certification of Chief Financial Officer Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002           23

Exhibit 99.1   Certification of Chief Executive Officer and Chief
                 Financial Officer Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                                  24

                           AMERICAN BANK INCORPORATED
                           Consolidated Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)


                                                                              March 31,   December 31,
                                                                                2003         2002
                                                                             ---------    ------------
                                     Assets
Cash and due from banks                                                      $   5,562    $   3,291
Interest bearing deposits with bank                                              4,691          275
Securities purchased under agreement to resell                                   8,719        6,874
                                                                             ---------    ---------
   Cash and cash equivalents                                                    18,972       10,440

Investment securities available for sale at fair value                         274,652      276,569
Investment securities held to maturity                                          11,846       13,466
Loans, net of allowance for loan losses of $1,820 and $1,759                   141,618      134,926
Restricted investment in correspondent bank stock                                6,355        6,131
Bank owned life insurance                                                        5,943        5,860
Premises and equipment, net                                                      2,169        2,253
Accrued interest receivable                                                      2,305        2,449
Other assets                                                                     1,102        1,171
                                                                             ---------    ---------
      Total assets                                                           $ 464,962    $ 453,265
                                                                             =========    =========

             Liabilities and Stockholders' Equity
                          Liabilities

Deposits
   Non-interest bearing deposits                                             $  15,333    $  20,398
   Interest bearing deposits                                                   300,959      286,353
                                                                             ---------    ---------
      Total deposits                                                           316,292      306,751

Securities sold under agreements to repurchase                                   9,481        7,784
Long-term debt                                                                  97,675       97,791
Mandatory redeemable convertible debentures                                     10,200       10,200
Accrued interest payable                                                           693          702
Other liabilities                                                                1,264        1,444
                                                                             ---------    ---------
      Total liabilities                                                        435,605      424,672
                                                                             ---------    ---------

                     Stockholders' Equity

  Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
     issued and outstanding -0- shares                                              --           --
  Common stock, $0.10 par value; authorized 15,000,000 shares;
     6,100,835 shares issued and outstanding, 2003; 6,077,827 shares
     issued and outstanding, 2002                                                  610          608
Additional paid-in capital                                                      24,846       24,614
Unallocated ESOP shares, at cost  (18,775 shares)                                 (139)        (139)
Retained earnings                                                                3,028        2,216
Accumulated other comprehensive income                                           1,012        1,294
                                                                             ---------    ---------
      Total stockholders' equity                                                29,357       28,593
                                                                             ---------    ---------
      Total liabilities and stockholders' equity                             $ 464,962    $ 453,265
                                                                             =========    =========

  See notes to financial statements.
  ---------------------------------------------------------------------------------------------------------------------------


                           AMERICAN BANK INCORPORATED
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)

                                                                   Three Months Ended
                                                                       March 31,
                                                                ----------------------
                                                                    2003      2002
                                                                ----------  ----------
Interest Income
    Loans receivable, including fees                             $ 2,289    $ 2,499
    Investment securities                                          2,758      2,606
    Other                                                             27         24
                                                                 -------    -------
       Total interest income                                       5,074      5,129
                                                                 -------    -------
Interest Expense
    Deposits                                                       1,806      1,959
    Short-term debt                                                    7          8
    Long-term debt                                                 1,104      1,007
    Mandatory redeemable convertible debentures                      153         --
                                                                 -------    -------
       Total interest expense                                      3,070      2,974
                                                                 -------    -------
           Net interest income                                     2,004      2,155

Provision (credit) for loan losses                                  (189)       139
                                                                 -------    -------
           Net interest income after provision for loan losses     2,193      2,016
                                                                 -------    -------
Non-interest Income
    Service charges on deposit accounts                               41         42
    Net realized gains on sale of residential mortgage loans          79         39
    Earnings from bank owned life insurance                           83         --
    Other income                                                      68         50
                                                                 -------    -------
       Total non-interest income                                     271        131
                                                                 -------    -------
  Non-interest Expense
    Salaries and employee benefits                                   567        524
    Occupancy and equipment                                          205        215
    Professional fees                                                 47         82
    Data processing                                                  156        160
    Other operating                                                  320        288
                                                                 -------    -------
       Total non-interest expense                                  1,295      1,269
                                                                 -------    -------
  Income before provision for income taxes                         1,169        878
  Provision for income taxes                                         357        289
                                                                 -------    -------
            Net income                                           $   812    $   589
                                                                 =======    =======
  Earnings per share:
    Basic                                                        $  0.13    $  0.10
                                                                 =======    =======
    Diluted                                                      $  0.12    $  0.09
                                                                 =======    =======
  Average common shares outstanding:
    Basic                                                          6,071      6,003
                                                                 =======    =======
    Diluted                                                        7,585      6,261
                                                                 =======    =======
     See notes to financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In Thousands)


                                                                                                      Accumulated
                                                                                   Unallocated           Other
                                            Common        Paid-in      Retained        ESOP          Comprehensive
                                             Stock        Capital      Earnings       Shares            Income            Total
                                       -------------- -------------   ---------- --------------- -------------------- ------------

Balances, December 31, 2002               $    608       $ 24,614      $  2,216    $   (139)          $  1,294          $ 28,593

Comprehensive Income for the three
months ended March 31, 2003:
   Net Income                                                               812                                              812
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes of $(120)                                                                           (282)             (282)
                                                                                                                        --------
          Total comprehensive income                                                                                         530
                                                                                                                        --------
Exercise of stock warrants (14,008 shares)       1             92                                                             93
Exercise of stock options, including
  tax benefits (9,000)                           1            140                                                            141
                                          --------       --------      --------    --------           --------          --------
Balances, March 31, 2003                  $    610       $ 24,846      $  3,028    $   (139)          $  1,012          $ 29,357
                                          ========       ========      ========    ========           ========          ========

                                                                                                       Accumulated
                                                                       Retained     Unallocated           Other
                                          Common        Paid-in        Earnings        ESOP           Comprehensive
                                           Stock        Capital       (Deficit)       Shares          Income (Loss)        Total
                                       -------------- -------------   ---------- --------------- -------------------- ------------

Balances, December 31, 2001               $    601       $ 24,359      $   (300)   $    (86)          $    934          $ 25,508

Comprehensive Income for the three
months ended March 31, 2002:
   Net Income                                                               589                                              589
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes of $(531)                                                                         (1,032)           (1,032)
                                                                                                                        --------
          Total comprehensive loss                                                                                          (443)
                                          --------       --------      --------    --------           --------          --------
Balances, March 31, 2002                  $    601       $ 24,359      $    289    $    (86)          $    (98)         $ 25,065
                                          ========       ========      ========    ========           ========          ========

                           AMERICAN BANK INCORPORATED
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                 2003        2002
                                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $    812    $    589
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                              (189)        139
          Depreciation and amortization                                           154         151
          Deferred income tax expense                                              18          45
          Proceeds from sale of residential mortgage loans held for sale        5,863       3,232
          Net realized gain on sale of loans                                      (79)        (42)
          Origination of residential mortgage loans held for sale              (5,784)     (3,190)
          Net amortization of securities premiums and discounts                   348         222
          Earnings on bank owned life insurance                                    83          --
          (Increase) decrease in accrued interest receivable                      144        (463)
          (Increase) decrease in other assets                                      69        (231)
          (Decrease) in accrued interest payable                                   (9)        (12)
          (Decrease) in other liabilities                                        (180)       (408)
                                                                             --------    --------
               Net cash provided by operating activities                        1,250          32
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                           (62,605)    (51,175)
          Maturities and principal repayments                                  63,708      12,564
          Sales                                                                  --         3,343
      Securities held to maturity:
          Purchases                                                              --          (623)
          Maturities and principal repayments                                   1,620       1,656
      Net decrease in short-term investments                                     --        12,983
      Net (increase) decrease  in loans receivable                             (6,503)      2,484
      Purchase of premises and equipment                                          (70)       (117)
      (Purchase) redemption of restricted investment in bank stock               (224)         62
                                                                             --------    --------
                Net cash used in investing activities
                                                                               (4,074)    (18,823)
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                               4,329      23,482
      Net increase in time deposits                                             5,212       1,050
      Net increase in securities sold under agreements to repurchase            1,697       1,299
      Repayments on long-term debt                                               (116)       (110)
      Issuance of common stock                                                    234          --
                                                                             --------    --------
                Net cash provided by financing activities                      11,356      25,721

                Increase in cash and cash equivalents                           8,532       6,930
Cash and cash equivalents at beginning of year                                 10,440      19,108
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $ 18,972    $ 26,038
                                                                             ========    ========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                $  3,079    $  2,986
                                                                             ========    ========
     Income taxes paid                                                       $    215    $    454
                                                                             ========    ========
See notes to financial statements

                           AMERICAN BANK INCORPORATED
                   Notes to Consolidated Financial Statements

1.       Organization and Basis of Presentation

         American Bank Incorporated (the "Company") was organized in August 2001 to serve as the bank holding company of American Bank (the "Bank"). On January 2, 2002, the Company acquired all of the issued and outstanding common stock of American Bank. At that time, each share of American Bank's common stock was automatically converted into one share of our common stock, par value $0.10 per share.

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Contingent Liabilities

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. Potential common shares also include the mandatory redeemable convertible debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                2003             2002
                                                                            ------------     --------------
                                                                             (In Thousands, Except Per Share
                                                                                          Data)
        Numerator-basic earnings per share, net income                      $      812      $      589
             Interest paid on mandatory redeemable debentures,
               net of tax effect                                                   101              --
                                                                            -------------------------------
        Numerator-diluted earnings per share                                $      913      $      589
                                                                            ===============================

        Denominator:
             Average basic shares outstanding                                    6,071           6,003
             Average dilutive option effect                                         93             106
             Average dilutive warrant effect                                       221             152
             Average dilutive mandatory redeemable debentures effect             1,200              --
                                                                            -------------------------------

             Average diluted shares outstanding                                  7,585           6,261
                                                                            ===============================

        Net income per common share:
             Basic                                                          $     0.13      $     0.10
                                                                            ===============================

             Diluted                                                        $     0.12      $     0.09
                                                                            ===============================


4.              Stock Options

         The Company has a Non-Qualified Stock Option Plan (the "Plan") that provides for grants of stock options to officers and independent directors. The Plan covers 395,000 shares of common stock. Options granted under the Plan will have an option price at least equal to the fair market value of the common stock on the date of the grant. The options expire not more than ten years after the date of the grant. Exercise and vesting dates and terms may vary and are specified at the date of the grant.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee and director stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and net income per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                     Three Months Ended March 31,
                                                                        2003             2002
                                                                  -----------------------------------
                                                                   (In Thousands, Except Per Share
                                                                                Data)

Net income, as reported                                            $      812      $      589
Deduct: total stock based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                           (47)            (66)
                                                                  -------------------------------
Pro forma net income                                               $      765      $      523
                                                                  ===============================

Earnings per share:
     As reported:
         Basic                                                     $     0.13      $     0.10
         Diluted                                                         0.12            0.09
     Pro forma:
         Basic                                                           0.13            0.09
         Diluted                                                         0.11            0.08


5.       New Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for the Company on January 1, 2003 and did not have a significant impact on our financial condition or results of operations.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, and are not expected to have a significant impact on our financial condition or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

         Outstanding standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $2.6 million of standby letters of credit as of March 31, 2003. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

         The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's Form 10KSB for the year ended December 31, 2002. Certain of these policies are particularly sensitive requiring significant estimates and assumptions to be made by management. Senior management has discussed the development of such estimates and the related Management Discussion and Analysis disclosure with the Audit Committee of the Company's Board of Directors. The following accounting policies are identified by management as being critical to the results of operations:

         Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Company.

         Management performs a monthly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loans reviews, the present value of future cash flows and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

         The analysis has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience (we currently rely on peer group data for this factor), delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the reserves we have established which could have a material negative effect on the financial results.

         Stock Based Compensation. The Company has an Officer and Director Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for quarter ended March 31, 2003 would have been reduced by $47,000, from $812,000 to $765,000. Basic earnings per share would have remained at $0.13 and diluted earnings per share would have been reduced by $0.01, to $0.11 per share.

         The Company calculates the compensation cost of the options using a Black-Scholes model to determine the fair value of the options granted. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of the Company's common stock and the expected life of the options. Management has no current plans to begin recognizing expense associated with the options.

The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of American Bank Incorporated and its results of operations.

Results of Operations

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our financial statements and footnotes thereto for the year ended December 31, 2002.

Overview

For the three months ended March 31, 2003, the Company reported net income of $812,000, or $0.12 per diluted share, for an annualized return on average assets of 0.71% and an annualized return on average equity of 11.28%. This is an increase of $223,000, or 37.9%, over net income for the same three-month period in 2002, of $589,000, or $0.09 per diluted share. The increase in net income was primarily the result of a credit for loan losses for a recovery of a prior charge-off and a decrease in the operating expense ratio of 47 basis points in the March 31, 2003 quarter compared to the March 31, 2002 quarter.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $151,000, or 7.0%, to $2.0 million for the three months ended March 31, 2003, compared to $2.2 million for the same period in 2002. Average interest-earning assets grew to $441.5 million for the three months ended March 31, 2003, an increase of $77.9 million, or 21.4%, as compared to the average of $363.6 million for the three months ended March 31, 2002. Average interest-bearing liabilities grew to $411.1 million for the three months ended March 31, 2003, an increase of $71.8 million, or 21.2%, compared to the average of $339.3 million for the three months ended March 31, 2002. The yield on average interest-earning assets was 4.60% for the three months ended March 31, 2003, a decrease of 104 basis points from the yield of 5.64% for the three months ended March 31, 2002. The cost of funds was 2.99% for the three months ended March 31, 2003, a decrease of 52 basis points from the cost of 3.51% for the three months ended March 31, 2002. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.82% for the three months ended March 31, 2003, as compared to 2.37% for the same period in 2002, a decrease of 55 basis points. The decrease in the net interest margin resulted from the declining interest rate environment. Yields on assets have declined faster than the cost of funds due to prepayments and refinancing of loans and securities. Re-investment of the funds generated by these prepayments has been at lower rates than those being paid off. Management has reduced the rates paid on deposits, but this has occurred at a slower pace, part of management's efforts to continue to increase our customer base.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2003 and 2002 are presented on a comparative basis in the following table:

                                                                  For the Three Months Ended March 31,
                                              --------------------------------------------------------------------------------
                                                              2003                                     2002
                                              --------------------------------------    --------------------------------------
                                                         Interest                              Interest
                                               Average   Income /      Average      Average    Income /       Average
                                              Balances   Expense        Rates       Balances   Expense         Rates
                                              --------  ---------     ----------    --------  ---------     ----------
                                                                      (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
     Securities purchased under
     agreements to resell                  $ 10,359    $     27           1.04%    $  8,709   $     24          1.10%
   Loans, net                               139,477       2,289           6.56      134,545      2,499          7.43
   Investment securities                     61,492         808           5.26      115,104      1,411          4.90
   Mortgage backed securities               223,826       1,895           3.39      100,369      1,138          4.54
   Restricted investments in bank stock       6,306          55           3.49        4,898         57          4.65
                                           --------     -------        -------     --------   --------       -------
          Total interest-earnings assets    441,460       5,074           4.60      363,625      5,129          5.64
                                           --------     -------        -------     --------   --------       -------
Interest-bearing liabilities
   Checking                                  87,837         341           1.55       76,398        447          2.34
   Savings                                   90,741         403           1.78       86,822        522          2.40
   Certificates of deposit                  118,141       1,062           3.60       92,882        990          4.26
   Borrowings                               114,406       1,264           4.42       83,183      1,015          4.88
                                           --------     -------        -------     --------   --------       -------
          Total interest-bearing
          liabilities                       411,125       3,070           2.99      339,285      2,974          3.51
                                           --------     -------        -------     --------   --------       -------
Net earning assets                         $ 30,335                                $ 24,340
                                           ========                                ========
Net interest income                                    $  2,004                               $  2,155
                                                       ========                               ========
Net interest spread                                                       1.61%                                 2.13%
                                                                      ========                              ========
Net interest margin                                                       1.82%                                 2.37%
                                                                      ========                              ========
Ratio of interest-earning assets to
    Interest-bearing liabilities             107.38%                                 107.17%
                                           ========                                ========

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

                                                           For the Three Months Ended March 31,
                                                                     2003 vs. 2002
                                                    ----------------------------------------------
                                                      Increase/Decrease Due to            Total
                                                    -----------------------------       Increase/
                                                       Volume            Rate           Decrease
                                                    -----------     -------------     ------------
                                                                   (In Thousands)
             Interest-earning assets:
             Interest-earning deposits and
                 securities purchased under
                 agreements to resell                 $     4        $     (1)        $      3
             Loans receivable                              88            (298)            (210)
             Investment securities                       (499)           (104)            (603)
             Mortgage backed securities                 1,251            (494)             757
             Restricted investment in bank stock           16             (18)              (2)
                                                      --------       --------         --------
             Total interest-earning assets                860            (915)             (55)
                                                      --------       --------         --------
             Interest-bearing liabilities:
             Checking deposits                             62            (168)            (106)
             Savings deposits                              24            (143)            (119)
             Time deposits                                269            (197)              72
             Borrowings                                   344             (95)             249
                                                      --------       --------         --------
             Total interest-bearing liabilities           699            (603)              96
                                                      --------       --------         --------
             Net Increase                             $   161        $   (312)        $   (151)
                                                      =======        ========         ========

Provision For Loan Losses

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. During the current quarter we recovered a portion of a prior charge off which increased the allowance to a level in excess of the amount deemed necessary to cover potential losses. As a result, we recorded a credit to the provision in the amount of $189,000 to reduce the allowance to an appropriate level. The Bank recorded a provision of $139,000 for the three months ended March 31, 2002. We will continue to record a provision for loan losses in an amount necessary to maintain the allowance for loan losses at a level deemed adequate to cover potential losses in the loan portfolio.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2003 was $270,000, an increase of $139,000, or 106.1%, compared to $131,000 for the three months ended March 31, 2002. Service charges on deposit accounts decreased $1,000 to $41,000 in the 2003 quarter compared to $42,000 in the 2002 quarter. Gain on sale of loans for the quarter was $79,000, an increase of $40,000, or 102.6%, compared to $39,000 for the three months ended March 31, 2002. This is a result of increased refinancing activity in the residential mortgage portfolio as borrowers have taken advantage of the low interest rate environment to refinance mortgage loans. Management has decided to sell a substantial portion of the fixed-rate loans that are being originated as a means of controlling interest rate risk. Earnings from Bank-owned life insurance amounted to $83,000 in the current quarter. This insurance was purchased in July 2002 and therefore did not effect income in the 2002 quarter. Other non-interest income amounted to $68,000 for the quarter ended March 31, 2003, an increase of $18,000 or 36.0%, from the $50,000 recorded for the quarter ended March 31, 2002. The increase in other income was primarily the result of increases in debit card point-of-sale fees and ATM transaction fees.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2003 increased $26,000, or 2.0%, to $1,295,000 from $1,269,000 for the three months ended March 31, 2002. Salaries and benefits for the quarter totaled $567,000, an increase of $43,000 compared to the same quarter in 2002, due to merit pay increases and an increase of two employees. Professional fees decreased by $35,000, or 42.7%, in the quarter ended March 31, 2003 compared to the same quarter in 2002. Professional fees in 2002 were higher due to the formation of the holding company, registration of the Company's common stock and warrants with the Securities and Exchange Commission and application for listing of the common stock and the warrants on the Nasdaq SmallCap Market. Data processing expense of $156,000 represented a decrease of $4,000 from the same quarter in 2002. Other operating expense increased $32,000 to $320,000 in the quarter ended March 31, 2003, from $288,000 for the quarter ended March 31, 2002.

Income Tax Expense

Income tax expense for the three months ended March 31, 2003, amounted to $357,000, an increase of $68,000 from the $289,000 incurred for the three months ended March 31, 2002, due primarily to the increase in pretax income. Our effective tax rate for the first three months of 2003 was 30.5%, as compared to 32.9% for the three months ending March 31, 2002. The effective tax rate in the 2003 quarter benefited from the Company's ability to increase non-taxable income, primarily from the increase in the value of Bank-owned life insurance.

Financial Condition

Overview

Total assets increased to $465.0 million at March 31, 2003, from $453.3 million at December 31, 2002, an increase of $11.7 million, or 2.6%. Investment securities decreased by $3.5 million, or 1.2%, to $286.5 million at March 31, 2003 compared to $290.0 million at December 31, 2002. Net loans outstanding increased by $6.7 million, or 5.0%, to $141.6 million at March 31, 2003, compared to $134.9 million at December 31, 2002. Cash and overnight investments increased by $8.6 million, or 81.7%, to $19.0 million at March 31, 2003, from $10.4 million at December 31, 2002.

The growth in assets was funded by an increase in deposits of $9.5 million and an increase in retail repurchase agreements of $1.6 million.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at March 31, 2003 were $141.6 million, an increase of $6.7 million, or 5.0%, compared to the December 31, 2002 balance of $134.9 million. Loans receivable, net, represented 30.5% of total assets at March 31, 2003, compared to 29.8% of total assets at December 31, 2002.

The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2003, compared to December 31, 2002:

                                     At March 31, 2003            At December 31, 2002
                                 --------------------------    ---------------------------
                                    Amount        Percent         Amount        Percent
                                 ------------- ------------    ------------ --------------
                                                   (Dollars In Thousands)
Real Estate Loans:
Commercial  (1)                  $  67,599        47.11%        $  65,569        47.89%
Residential   (2)                   37,022        25.80            32,344        23.62
                                 ---------    ---------         ---------    ---------
   Total real estate loans         104,621        72.91            97,913        71.51
                                 ---------    ---------         ---------    ---------
Other Loans:
Consumer Loans                      12,811         8.93%           13,762        10.05
Commercial                          26,059        18.16            25,249        18.44
                                 ---------    ---------         ---------    ---------
   Total other loans                38,870        27.09            39,011        28.49
                                 ---------    ---------         ---------    ---------
Total loans receivable             143,491       100.00%          136,924       100.00%
                                 =========    =========         =========    =========
Less:
Deferred fees and costs                (53)                          (239)
Allowance for losses                (1,820)                        (1,759)
                                 ---------                      ---------
   Total loans receivable, net   $ 141,618                      $ 134,926
                                 =========                      =========
---------------------------------------
(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one-to-four family real estate loans and residential construction loans.

Allowance for Loan Losses

We have established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

In originating loans, we recognize that losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan.

The general valuation allowance is maintained at a level that management believes to be sufficient to cover all net charge-offs and risks inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions, as such factors may be applicable. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured.

Our evaluation of the adequacy of the allowance for loan losses includes a review of all loans on a monthly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to us. For commercial loans and commercial real estate loans the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio segments.

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of March 31, 2003 had recorded charge-offs on two loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked and the experience of our peer group, as a basis for determining our loss factors.

Management maintains an allowance for loan losses that it considers adequate based on the evaluation process that it performs on a monthly basis. As part of this process, management considers it appropriate to maintain a portion of the allowance that is based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan losses is recorded as the unallocated portion.

At March 31, 2003 and December 31, 2002, we had an allowance for loan losses of approximately $1,820,000 and $1,759,000, respectively. Management believes that the allowance for loan losses at December 31, 2002 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2003:


                                                          Percent of
                                                        Loans in Each
                            Amount of    Loan Amounts    Category to
                            Allowance    By Category     Total Loans
                          ------------  -------------   --------------
                                   (Dollars In Thousands)

Commercial                 $    394       $ 26,059         18.16%
Commercial mortgage             991         67,599         47.11
Residential mortgage            201         37,022         25.80
Consumer                        102         12,811          8.93
Unallocated                     132             --            --
                           --------       --------      --------
     Total                 $  1,820       $143,491        100.00%
                           ========       ========      ========

The following table summarizes the allocation of the allowance for loan losses at December 31, 2002:

                                                          Percent of
                                                        Loans in Each
                            Amount of    Loan Amounts    Category to
                            Allowance    By Category     Total Loans
                          ------------  -------------   --------------
                                   (Dollars In Thousands)

Commercial                 $    370       $ 25,249         18.44%
Commercial mortgage             959         65,569         47.89
Residential mortgage            182         32,344         23.62
Consumer                        112         13,762         10.05
Unallocated                     136             --            --
                           --------       --------      --------
         Total             $  1,759       $136,924        100.00%
                           ========       ========      ========

The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2003 and 2002:

                                                      For the Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           2003        2002
                                                        ---------   -----------
                                                        (Dollars In Thousands)

Balance at beginning of period                          $ 1,759     $ 1,998

Provision for loan losses                                  (189)        139

Recoveries                                                  250          --

Charge-offs                                                  --         454
                                                        -------     -------
Balance at end of period                                $ 1,820     $ 1,683
                                                        =======     =======
Ratio of net charge-offs (recoveries) to
average total loans                                       (0.18)%      0.33%

Ratio of allowance to non-performing loans                  n/a         n/a

Investment Securities

Total investment securities decreased by $3.5 million, or 1.2%, to $286.5 million at March 31, 2003 from $290.0 million at December 31, 2002. Investment securities classified as available for sale decreased by $1.9 million, or 0.7%, to $274.7 million, while investment securities classified as held to maturity decreased by $1.6 million, or 11.9%, to $11.8 million. The decrease in the available for sale portfolio and the held to maturity portfolio resulted from prepayments of mortgage backed securities and scheduled maturities of corporate debentures. A portion of these funds were invested in loans, which is consistent with management's plan to continue to grow the loan portfolios, which will increase the yield on earning assets.

The following table presents the book values and the fair values at March 31, 2003 and December 31, 2002, respectively, for each major category of the Company's investment portfolio:

                                                         At March 31, 2003
                                    ------------------------------------------------------
                                                      Gross          Gross
                                                    Unrealized     Unrealized
                                    Amortized Cost    Gains          Losses     Fair Value
                                    --------------  -----------    ----------   ----------
                                                         (In Thousands)
Available for sale securities:
   U.S. Government agencies           $  5,998      $    100      $     --      $  6,098
   Corporate notes                      21,942           481          (116)       22,307
   Mortgage backed securities          207,816         1,954          (471)      209,299
   Mutual funds                         30,250            --           (16)       30,234
   U.S. Government agency
       preferred stock                   2,505            90          (231)        2,364
   Common stock                          2,622            --           (41)        2,581
   Trust preferred obligations           1,985            --          (216)        1,769
                                      --------      --------      --------      --------
     Total                            $273,118      $  2,625      $ (1,091)     $274,652
                                      ========      ========      ========      ========
Held to maturity:
   Trust preferred obligations        $  5,451      $    112      $    (29)     $  5,534
   Corporate notes                       1,250             6            --         1,256
   Mortgage backed securities            5,045            88            --         5,133
   Other                                   100            --            --           100
                                      --------      --------      --------      --------
     Total                            $ 11,846      $    206      $    (29)     $ 12,023
                                      ========      ========      ========      ========

                                                        At December 31, 2002
                                    ------------------------------------------------------
                                                      Gross          Gross
                                                    Unrealized     Unrealized
                                    Amortized Cost    Gains          Losses     Fair Value
                                    --------------  -----------    ----------   ----------
                                                         (In Thousands)
Available for sale securities:
   U.S. Government agencies           $ 35,993      $    181      $     --      $ 36,174
   Corporate notes                      26,759           570          (372)       26,957
   Mortgage backed securities          164,192         2,198          (179)      166,211
   Mutual funds                         40,552            18            --        40,570
   U.S. Government agency
       preferred stock                   2,505            27          (115)        2,417
   Common stock                          2,622            --          (135)        2,487
   Trust preferred obligations           1,905            --          (232)        1,753
                                      --------      --------      --------      --------
     Total                            $274,608      $  2,994      $ (1,033)     $276,569
                                      ========      ========      ========      ========
Held to maturity:
   Trust preferred obligations        $  5,451      $     82      $    (33)     $  5,500
   Corporate notes                       2,249            36            --         2,285
   Mortgage backed securities            5,666            93            --         5,759
   Other                                   100            --            --           100
                                      --------      --------      --------      --------
     Total                            $ 13,466      $    211      $    (33)     $ 13,644
                                      ========      ========      ========      ========

Deposits

Total deposits increased by $9.5 million, or 3.1%, to $316.3 million at March 31, 2003 from the December 31, 2002 balance of $306.8 million. Demand deposits decreased $5.1 million, or 25.0%, to $15.3 million at March 31, 2003, from $20.4 million at December 31, 2002. Interest-bearing checking accounts grew $3.1 million, or 3.7%, to $87.9 million, compared to $84.8 million at December 31, 2002. Savings, including money market accounts, increased $6.3 million, or 7.4%, to $91.9 million from the balance of $85.6 million at December 31, 2002. Total certificates of deposit increased by $5.2 million, or 4.5%, to $121.2 million from the December 31, 2002 balance of $116.0 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the date indicated.

                                                                    March 31, 2003                   December 31, 2002
                                                        -----------------------------------    -------------------------------
                                                            Amount     Percent      Rate        Amount     Percent      Rate
                                                          ---------   ---------    ------      --------   ---------    ------
                                                                                  (In Thousands)

       Demand, non-interest-bearing                      $  15,333        4.85%        --%    $  20,398       5.36%         --%
       Demand, interest-bearing                             87,866       27.78       1.50        84,761      30.60        2.19
       Savings, including money market accounts             91,883       29.05       1.71        85,595      28.01        2.23
       Certificates of deposit                             121,209       38.32       3.59       115,997      36.03        3.99
                                                         ---------  ---------   ---------     ---------  ---------   ---------
       Total deposits                                    $ 316,291     100.00%       2.25%    $ 306,751     100.00%       2.80%

Borrowed Money

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $9.5 million at March 31, 2003, an increase of $1.7 million, or 21.8%, from the total of $7.8 million at December 31, 2002. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of March 31, 2003, the amount of advances outstanding from the FHLB was $97.7 million, a decrease of $100,000, or 0.1%, compared to the $97.8 million outstanding at December 31, 2002. This decrease resulted from the amortization of principal on certain of the advances. The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of March 31, 2003 the Bank's maximum borrowing capacity was $224.1 million.

At March 31, 2003 the advances consisted of $1.2 million of fixed rate advances, with a weighted average rate of 5.32%, that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $1.3 million at December 31, 2002.

At March 31, 2003, one advance in the amount of $1.0 million with an interest rate of 5.11%, maturing in October 2003 was outstanding. This advance pays interest monthly and principal at maturity.

The remaining $95.5 million of advances at March 31, 2003, consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advances to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3 month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of March 31, 2003, the FHLB has not elected to convert any advances to a variable rate.

Mandatory Redeemable Convertible Debentures

On April 26, 2002, the Company issued $10.2 million principal amount of 6.0% junior subordinated debentures due March 31, 2032 to American Capital Trust I (the "Trust"). The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.0% cumulative convertible trust preferred securities to investors. The trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the trust preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At December 31, 2002 approximately $9.4 million of the debentures qualified as Tier 1 capital of the Company.

Stockholders' Equity

Stockholders' equity at March 31, 2003 was $29.4 million, an increase of $800,000 or 2.8%, from the December 31, 2002 balance of $28.6 million. This increase from net income of $812,000, proceeds from the exercise of warrants by warrant holders of $93,000, proceeds from the exercise of options by option holders of $141,000 and a decrease in unrealized gains on available for sale securities of $282,000 (net of taxes).

Asset Quality

Delinquent Loans and Non-performing Assets

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

Loans are reviewed on a monthly basis. A loan is placed in a non-accrual status at the time when ultimate repayment of principal or interest, wholly or partially, is in doubt. Non-performing loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Non-performing loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed "foreclosed real estate" until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had no non-performing loans or foreclosed real estate as of March 31, 2003 or as of December 31, 2002.

At March 31, 2003, we had one loan, with an unpaid balance of $15,000, that was delinquent more than 30 days. At December 31, 2002, we had three loans with an aggregate unpaid balance of $25,000, that were delinquent more than 30 days. At March 31, 2003 and December 31, 2002 we did not have any non-performing loans. During the three months ended March 31, 2002 we classified one loan as non-performing and restructured the loan. As part of the restructuring we charged off $453,000 and recorded the new debt at the present value of the expected future cash flows of the new loan. Following this restructuring the loan was returned to performing status. During the quarter ended March 31, 2002 we also charged-off an unsecured consumer loan in the amount of $1,000. During the quarter ended March 31, 2003, we recovered $250,000 of a prior charge-off.

Classification of Assets

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At March 31, 2003 we had four loans totaling $638,000 classified as "Special Mention", one loan totaling $445,000 classified as "Substandard" an no loans classified as "Doubtful" or "Loss."

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of March 31, 2003 and December 31, 2002, the Company's level of liquidity was in excess of the minimum established by Board policy.

American Bank Incorporated's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2003 totaled $50.3 million. This consisted of $28.0 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $19.7 million under lines of credit, including $4.7 million in home equity lines of credit and $2.6 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to American Bank Incorporated.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. American Bank Incorporated has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents American Bank Incorporated's aggregate on- and off-balance sheet contractual obligations to make future payments.

                                                                   March 31, 2003
                               ---------------------------------------------------------------------------------------
                                                      Due after       Due after March
                                        Due by         March 31,            31,          Due after March
                                       March 31,      2004 through     2006 through            31,
                                         2004        March 31, 2006   March 31, 2008          2008             Total
                                    -------------   ---------------  ---------------     ---------------   -----------
                                                                        (In Thousands)

   Time deposits                     $  63,059       $  36,817         $  21,333  $               --       $ 121,209
   Short-term debt                       9,481              --                --                  --           9,481
   Long-term debt                        1,382             473            15,236              80,584          97,675
   Operating leases                        323             624               617                  --           1,564
                                     ---------       ---------         ---------           ---------       ---------
   Total                             $  74,245       $  37,914         $  37,186           $  80,584       $ 229,929
                                     =========       =========         =========           =========       =========

As part of the our public offering of common stock during June 2000, each purchaser in the offering was granted one warrant for each two shares of common stock purchased. Each warrant entitles the holder to purchase one share of common stock. The warrants are exercisable at any time through June 30, 2003, at an exercise price of $6.67 per share. The total number of warrants issued in connection with the public offering was 760,205. As of March 31, 2003, 742,133 warrants remain outstanding. Management believes that substantially all the remaining warrants will be exercised by June 30, 2003, resulting in approximately $4.9 million of additional stockholders' equity.

The Company is not aware of any other known trends or any known demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

Regulatory Capital

The greater the capital resources, the more likely the Company will be able to meet its cash obligations and unforeseen expenses. American Bank Incorporated has a strong capital position.

The following table presents the capital position of the Bank relative to the various minimum statutory and regulatory capital requirements at March 31, 2003 and December 31, 2002. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines. At the dates presented, the Company's capital ratios were not materially different than the Bank's.

                                                                                      Required to be
                                                             Required for Capital       Considered
                                              Actual           Adequacy Purposes    "Well Capitalized"
                                          ------------------   ------------------    ------------------
                                          Amount  Percentage   Amount  Percentage    Amount  Percentage
                                          ------  ----------   ------  ----------    ------  ----------
March 31, 2003                                                       (Dollars In Thousands)
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                          $ 40,281    15.89%    $ 20,517    8.00%         n/a      n/a
       Bank                               35,014    14.10       19,861    8.00     $ 24,827    10.00%

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                            37,681    14.86       10,258    4.00          n/a      n/a
       Bank                               33,194    13.37        9,930    4.00       14,896     6.00

Leverage Ratio:
       Company                            37,681    8.20        18,387    4.00          n/a      n/a
       Bank                               33,194    7.27        18,258    4.00       22,822     5.00

December 31, 2002:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                          $ 39,092    15.05%    $ 20,779    8.00%         n/a      n/a
       Bank                               34,050    13.25       20,552    8.00     $ 25,689    10.00

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                            36,177    13.93       10,390    4.00          n/a      n/a
       Bank                               32,282    12.57       10,276    4.00       15,414     6.00

Leverage Ratio:
       Company                            36,177     8.13       17,828    4.00          n/a      n/a
       Bank                               32,282     7.29       17,702    4.00       22,127     5.00

Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of March 31, 2003, an increase of 200 basis points in rates is estimated to result in a decrease of 5.8% in net interest income, while a decrease of 200 basis points is estimated to result in an increase of 11.4% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

                                       AMERICAN BANK INCORPORATED
                                       Registrant


May 13, 2003                    By: /s/ Mark W. Jaindl
------------------                 ---------------------------------------------
Date:                               Mark W. Jaindl,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


May 13, 2003                    By: /s/ Harry C. Birkhimer
------------------                 ---------------------------------------------
Date:                               Harry C. Birkhimer,
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

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


May 13, 2003                               /s/ Mark W. Jaindl
------------------                         -------------------------------------
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


May 13, 2003                          /s/ Harry C. Birkhimer
---------------                       ------------------------------------------
Date                                  Harry C. Birkhimer
                                      Vice President and Chief Financial Officer