Form 10QSB
period 2003-06-30
AMERICAN BANK INC
filed 2003-08-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2003


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

                                [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2003.


      6,807,279     Shares of common stock      Par Value        $.10 /share


Transitional Small Business Disclosure Format (check one),    [ ]  Yes  [X]  No




                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                          PAGE

Item 1         Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets                                    3
               Consolidated Statements of Income                              4
               Consolidated Statements of Changes in Stockholders' Equity     5
               Consolidated Statements of Cash Flows                          6
               Notes to Consolidated Financial Statements                     7

Item 2         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 10

Item 3          Controls and Procedures                                      22

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                             23

Item 2         Changes in Securities and Use of Proceeds                     23

Item 3         Defaults Upon Senior Securities                               23

Item 4         Submission of Matters to Vote of Security Holders             23

Item 5         Other Information                                             23

Item 6         Exhibits and Reports on Form 8-K                              23

               Signatures                                                    24

Exhibit 31.1   Certification of Chief Executive Officer Pursuant
               to Section 302 of Sarbanes-Oxley Act of 2002                  25

Exhibit 31.2   Certification of Chief Financial Officer Pursuant
               to Section 302 of Sarbanes-Oxley Act of 2002                  26

Exhibit 32     Certification Pursuant to Section 906 of Sarbanes-Oxley
               Act of 2002                                                   27

                           AMERICAN BANK INCORPORATED
                           Consolidated Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)

                                                                                     June 30,    December 31,
                                                                                       2003         2002
                                                                                   (Unaudited)    (Note 1)

                                     Assets
       Cash and due from banks                                                      $   4,879    $   3,291
       Interest bearing deposits with bank                                              9,299          275
       Securities purchased under agreement to resell                                      --        6,874
                                                                                    ---------    ---------
            Cash and cash equivalents                                                  14,178       10,440

       Investment securities available for sale at fair value                         273,697      276,569
       Investment securities held to maturity at cost                                  15,201       13,466
       Loans, net of allowance for loan losses of $2,021 and $1,759                   156,137      134,926
       Restricted investment in correspondent bank stock                                6,572        6,131
       Bank owned life insurance                                                        6,025        5,860
       Premises and equipment, net                                                      2,080        2,253
       Accrued interest receivable                                                      2,102        2,449
       Other assets                                                                     1,746        1,171
                                                                                    ---------    ---------
                 Total assets                                                       $ 477,738    $ 453,265
                                                                                    =========    =========

                      Liabilities and Stockholders' Equity
                                   Liabilities
       Deposits
            Non-interest bearing deposits                                           $  16,439    $  20,398
            Interest bearing deposits                                                 307,746      286,353
                                                                                    ---------    ---------
                 Total deposits                                                       324,185      306,751

       Securities sold under agreements to repurchase                                   8,995        7,784
       Long-term debt                                                                  97,558       97,791
       Mandatory redeemable convertible debentures                                     10,200       10,200
       Accrued interest payable                                                           644          702
       Other liabilities                                                                1,244        1,444
                                                                                    ---------    ---------
                 Total liabilities                                                    442,826      424,672
                                                                                    ---------    ---------

                              Stockholders' Equity
         Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
              issued and outstanding  -0- shares                                           --           --
         Common stock, $0.10 par value; authorized 15,000,000 shares;
              6,807,279 shares issued and outstanding, 2003; 6,077,827 shares
              issued and outstanding, 2002                                                681          608
       Additional paid-in capital                                                      29,489       24,614
       Unallocated ESOP shares, at cost  (18,775 shares)                                 (139)        (139)
       Retained earnings                                                                3,581        2,216
       Accumulated other comprehensive income                                           1,300        1,294
                                                                                    ---------    ---------
                 Total stockholders' equity                                            34,912       28,593
                                                                                    ---------    ---------
                 Total liabilities and stockholders' equity                         $ 477,738    $ 453,265
                                                                                    =========    =========

  See notes to financial statements.
  ------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                                   --------------------        --------------------
                                                                    2003          2002          2003          2002
                                                                   ------        ------        ------        ------
Interest Income
   Loans receivable, including fees                             $     2,278   $     2,332   $     4,568   $     4,801
   Investment securities                                              2,474         2,708         5,231         5,312
   Other                                                                 24            27            51            51
                                                                -----------   -----------   -----------   -----------
     Total interest income                                            4,776         5,067         9,850        10,164
                                                                -----------   -----------   -----------   -----------
Interest Expense
   Deposits                                                           1,746         1,883         3,552         3,849
   Short-term debt                                                       14            25            22            33
   Long-term debt                                                     1,115           991         2,218         1,990
   Mandatory redeemable convertible debentures                          153           111           306           111
                                                                -----------   -----------   -----------   -----------
     Total interest expense                                           3,028         3,010         6,098         5,983
                                                                -----------   -----------   -----------   -----------
       Net interest income                                            1,748         2,057         3,752         4,181

Provision for loan losses                                               201            32            12           140
                                                                -----------   -----------   -----------   -----------
       Net interest income after provision for loan losses            1,547         2,025         3,740         4,041
                                                                -----------   -----------   -----------   -----------
Non-interest Income
   Service charges on deposit accounts                                   41            36            82            78
   Net realized gains on sale of residential mortgage loans             170            51           249            93
   Net realized gains on sale of securities                             128            --           128            --
   Earnings from bank owned life insurance                               83            --           165            --
   Other income                                                          75            58           144           105
                                                                -----------   -----------   -----------   -----------
     Total non-interest income                                          497           145           768           276
                                                                -----------   -----------   -----------   -----------
Non-interest Expense
   Salaries and employee benefits                                       514           538         1,082         1,062
   Occupancy and equipment                                              197           184           387           377
   Professional fees                                                     48            70            95           152
   Data processing                                                      173           172           344           352
   Other operating                                                      339           314           658           604
                                                                -----------   -----------   -----------   -----------
     Total non-interest expense                                       1,271         1,278         2,566         2,547
                                                                -----------   -----------   -----------   -----------
Income before provision for income taxes                                773           892         1,942         1,770
Provision for income taxes                                              220           283           577           572
                                                                -----------   -----------   -----------   -----------
       Net income                                               $       553   $       609   $     1,365   $     1,198
                                                                ===========   ===========   ===========   ===========
Earnings per share:
   Basic                                                        $      0.09   $      0.10   $      0.22   $      0.20
                                                                ===========   ===========   ===========   ===========
   Diluted                                                      $      0.09   $      0.10   $      0.21   $      0.19
                                                                ===========   ===========   ===========   ===========
See notes to financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, except share data)
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                   Unallocated           Other
                                            Common        Paid-in      Retained        ESOP          Comprehensive
                                             Stock        Capital      Earnings       Shares            Income            Total
                                          ------------ -------------- ----------- --------------- -------------------- ------------

Balances, December 31, 2002               $       608  $     24,614   $    2,216  $        (139)      $      1,294     $    28,593

Comprehensive Income for the six
months ended June 30, 2003:
   Net Income                                                              1,365                                             1,365
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes                                                                                            6               6
                                                                                                                       -----------
          Total comprehensive income                                                                                         1,371

Exercise of stock warrants (717,452
   shares)                                         72         4,710                                                          4,782
Exercise of stock options, including
  tax benefits (12,000 shares)                      1           165                                                            166
                                          -----------  ------------   ----------  -------------       ------------     -----------
Balances, June 30, 2003                   $       681  $     29,489   $    3,581  $        (139)      $      1,300     $    34,912
                                          ===========  ============   ==========  =============       ============     ===========



                                                                                                     Accumulated
                                                                     Retained     Unallocated           Other
                                          Common        Paid-in      Earnings        ESOP           Comprehensive
                                           Stock        Capital     (Deficit)       Shares          Income (Loss)        Total
                                       -------------- ------------- ----------- ---------------- -------------------- ------------

Balances, December 31, 2001               $       601  $     24,359   $     (300) $         (86)      $        934     $    25,508

Comprehensive Income for the six
months ended June 30, 2002:
   Net Income                                                              1,198                                             1,198
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes                                                                                          (10)
                                                                                                                               (10)
                                                                                                                       -----------
          Total comprehensive income                                                                                         1,188
Purchase of shares by ESOP                                                                  (14)                               (14)
Exercise of warrants (2,725 shares)                              18                                                             18
Exercise of options, including tax
benefits (3,650 shares)                             4           121                                                            125
                                          -----------  ------------   ----------  -------------       ------------     -----------
Balances, June 30, 2002                   $       605  $     24,498   $      898  $        (100)      $        924     $    26,825
                                          ===========  ============   ==========  =============       ============     ===========


See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                  2003          2002
                                                                                 ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $  1,365      $  1,198
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                  12           140
          Depreciation and amortization                                             312           308
          Deferred income tax expense                                               138            45
          Proceeds from sale of residential mortgage loans held for sale         15,634         6,778
          Net realized gain on sale of loans                                       (249)          (93)
          Origination of residential mortgage loans held for sale               (15,385)       (6,685)
          Net amortization of securities premiums and discounts                   1,120           413
          Net realized (gain) on sales of securities                               (128)           --
          Earnings on bank owned life insurance                                    (165)           --
          (Increase) decrease in accrued interest receivable                        347          (225)
          (Increase) in other assets                                               (575)         (347)
          (Decrease) in accrued interest payable                                    (58)          (20)
          (Decrease) in other liabilities                                          (338)         (574)
                                                                               --------      --------
               Net cash provided by operating activities                          2,030           938
                                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                             (95,915)      (94,694)
          Maturities and principal repayments                                    87,701        59,376
          Sales                                                                  10,110            --
      Securities held to maturity:
          Purchases                                                              (5,344)       (1,168)
          Maturities and principal repayments                                     3,599         3,034
      Net decrease in short-term investments                                         --         8,482
      Net (increase) decrease  in loans receivable                              (21,223)        4,496
      Purchase of premises and equipment                                           (139)         (159)
      (Purchase) redemption of restricted investment in bank stock                 (441)           68
                                                                               --------      --------
                Net cash used in investing activities
                                                                                (21,652)      (20,565)
                                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                                10,386        15,885
      Net increase in time deposits                                               7,048         7,597
      Net increase in securities sold under agreements to repurchase              1,211         3,074
      Repayments on long-term debt                                                 (233)         (221)
      Proceeds from mandatory redeemable convertible debentures                      --        10,200
      Purchase of common stock, ESOP trust                                           --           (14)
      Issuance of common stock                                                    4,948           143
                                                                               --------      --------
                Net cash provided by financing activities                        23,360        36,664
                                                                               --------      --------
                Increase in cash and cash equivalents                             3,738        17,037
Cash and cash equivalents at beginning of year                                   10,440        19,108

Cash and cash equivalents at end of period                                     $ 14,178      $ 36,145
                                                                               ========      ========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                  $  6,156      $  6,003
                                                                               ========      ========
     Income taxes paid                                                         $    765      $  1,032
                                                                               ========      ========

See notes to financial statements

                           AMERICAN BANK INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

                                                                     For the Three Months       For the Six Months
                                                                        Ended June 30,            Ended June 30,
                                                                     -------------------       -------------------
                                                                      2003         2002         2003         2002
                                                                     ------       ------       ------       ------
                                                                         (In Thousands, Except Per Share Data)

Numerator-basic earnings per share, net income                     $     553    $     609    $   1,365    $   1,198
   Interest paid on mandatory redeemable debentures, net of
     tax effect                                                          101           73          202           73
                                                                   ---------    ---------    ---------    ---------
Numerator-diluted earnings per share                               $     654    $     682    $   1,567    $   1,271
                                                                   =========    =========    =========    =========
Denominator:
   Average basic shares outstanding                                    6,182        6,028        6,127        6,016
   Average dilutive option effect                                         87          122           89          130
   Average dilutive warrant effect                                       170          135          196          142
   Average dilutive mandatory redeemable debentures effect             1,200          857        1,200          431
                                                                   ---------    ---------    ---------    ---------
   Average diluted shares outstanding                                  7,639        7,142        7,612        6,719
                                                                   =========    =========    =========    =========
Net income per common share:
   Basic                                                           $    0.09    $    0.10    $    0.22    $    0.20
                                                                   =========    =========    =========    =========
   Diluted                                                         $    0.09    $    0.10    $    0.21    $    0.19
                                                                   =========    =========    =========    =========

4.       Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three and six month periods ended June 30, 2003 and 2002 were as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                       June 30,                     June 30,
                                                                  --------------------        --------------------
                                                                   2003          2002          2003          2002
                                                                  ------        ------        ------        ------
                                                                                   (In Thousands)

   Net income                                                    $     553     $     609     $   1,365     $   1,198
   Other comprehensive income (loss):
       Unrealized holding gains (losses) on available
           for sale securities                                         584         1,548           137           (15)

       Reclassification adjustment for gains
           realized in net income                                     (128)           --          (128)           --
                                                                 ---------     ---------     ---------     ---------
        Other comprehensive income (loss) before taxes                 436         1,548             9           (15)

      Income tax  benefit (expense) related to other
           comprehensive income                                       (148)         (526)           (3)            5
                                                                 ---------     ---------     ---------     ---------
   Other comprehensive income (loss)                                   288         1,022             6           (10)
                                                                 ---------     ---------     ---------     ---------
            Total comprehensive income                           $     841     $   1,631     $   1,371     $   1,188
                                                                 =========     =========     =========     =========


5.       Stock Options

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

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                             Three Months Ended          Six Months Ended
                                                                                  June 30,                   June 30,
                                                                           --------------------        --------------------
                                                                            2003          2002          2003          2002
                                                                           ------        ------        ------        ------
                                                                                (In Thousands, Except Per Share Data)

        Net income, as reported                                           $   553        $  609        $ 1,365       $ 1,198
        Deduct: total stock based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                          (8)          (20)           (55)          (83)
                                                                          -------        ------        -------       -------
        Pro forma net income                                              $   545        $  589        $ 1,310       $ 1,115
                                                                          =======        ======        =======       =======
        Earnings per share:
           As reported:
             Basic                                                        $  0.09        $ 0.10        $  0.22       $  0.20

             Diluted                                                         0.09          0.10           0.21          0.19
           Pro forma:
             Basic                                                           0.09          0.10           0.21          0.19
             Diluted                                                         0.08          0.09           0.20          0.18

--------------------------------------------------------------------------------
6.       New Accounting Standards

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

         Outstanding standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $6.0 million of standby letters of credit as of June 30, 2003. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

         The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved in unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition or results of operations.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have any impact on the Company's financial condition or results of operations.

         In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002. Certain of these policies are particularly sensitive requiring significant estimates and assumptions to be made by management. Senior management has discussed the development of such estimates and the related Management Discussion and Analysis disclosure with the Audit Committee of the Company's Board of Directors. The following accounting policies are identified by management as being critical to the results of operations:

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

         Stock Based Compensation. The Company has a Non-qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the six months ended June 30, 2003 would have been reduced by $55,000, from $1,365,000 to $1,310,000. Basic earnings per share would have been reduced by $0.01 to $0.21 per share and diluted earnings per share would have been reduced by $0.01, to $0.20 per share.

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

Overview

For the six months ended June 30, 2003, the Company reported net income of $1,365,000, or $0.21 per diluted share, for an annualized return on average assets of 0.59% and an annualized return on average equity of 9.26%. This is an increase of $167,000, or 13.94%, over net income for the same six-month period in 2002, of $1,198,000, or $0.19 per diluted share. The increase in net income was primarily the result of a reduced provision for loan losses due to a recovery of a prior charge-off of $250,000, an increase of $156,000 from gains on sale of residential mortgage loans, gains on sale of securities of $128,000 and income of $165,000 from Bank-owned life insurance. Net income was negatively impacted by a decrease of $429,000 in net interest income, the result of a decline of 58 basis points in the net interest margin.

For the three months ended June 30, 2003, the Company reported net income of $553,000, or $0.09 per diluted share, a decrease of $56,000, or 9.20%, from net income for the same three-month period in 2002, of $609,000, or $0.10 per diluted share. The decrease in net income for the quarter was primarily the result of a decrease of $309,000, or 15.02%, in net interest income and an increase of $169,000 in the provision for loan losses partially off set by an increase of $119,000 of gains on sale of residential mortgage loans, gains of $128,000 on sale of investment securities and income from Bank owned life insurance of $83,000.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $429,000, or 10.26%, to $3.8 million for the six months ended June 30, 2003, compared to $4.2 million for the same period in 2002. Average interest-earning assets grew to $447.0 million for the six months ended June 30, 2003, an increase of $77.3 million, or 20.91%, as compared to the average of $369.7 million for the six months ended June 30, 2002. Average interest-bearing liabilities grew to $415.9 million for the six months ended June 30, 2003, an increase of $63.5 million, or 18.02%, compared to the average of $352.4 million for the six months ended June 30, 2002. The yield on average interest-earning assets was 4.41% for the six months ended June 30, 2003, a decrease of 109 basis points from the yield of 5.50% for the six months ended June 30, 2002. The cost of funds was 2.93% for the six months ended June 30, 2003, a decrease of 47 basis points from the cost of 3.40% for the six months ended June 30, 2002. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.68% for the six months ended June 30, 2003, as compared to 2.26% for the same period in 2002, a decrease of 58 basis points. The decrease in the net interest margin resulted from the declining interest rate environment. Yields on assets have declined faster than the cost of funds due to prepayments and refinancing of loans and securities. Re-investment of the funds generated by these prepayments has been at lower rates than those being paid off. Management has reduced the rates paid on deposits, but this has occurred at a slower pace, part of management's effortsto continue to increase our customer base.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2003 and 2002 are presented on a comparative basis in the following table:


                                                                     For the Six Months Ended June 30,
                                               ---------------------------------------------------------------------------------
                                                               2003                                      2002
                                               --------------------------------------      -------------------------------------
                                                               Interest                                    Interest
                                               Average         Income/       Average        Average        Income/     Average
                                               Balances        Expense        Rates        Balances        Expense      Rates
                                               --------        -------       -------       --------        -------     -------
                                                                             (Dollars In Thousands)

Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                       $  9,690        $    51       1.05%          $  9,610      $    51    1.06%
   Loans, net                                      141,993          4,568       6.43            133,823        4,801    7.18
   Investment securities                            51,015          1,421       5.57            116,459        2,888    4.96
   Mortgage backed securities                      237,927          3,712       3.12            104,935        2,323    4.43
   Restricted investments in bank stock              6,401             98       3.06              4,889          101    4.13
                                                  --------        -------      -----           --------      -------   -----
          Total interest-earnings assets           447,026          9,850       4.41            369,716       10,164    5.50
                                                  --------        -------      -----           --------      -------   -----
Interest-bearing liabilities
   Checking                                         89,443            650       1.45             76,401          881    2.31
   Savings                                          90,937            760       1.67             88,604        1,038    2.34
   Certificates of deposit                         120,639          2,142       3.55            100,544        1,930    3.84
   Borrowings                                      114,913          2,546       4.43             86,828        2,134    4.92
                                                  --------        -------      -----           --------      -------   -----
          Total interest-bearing liabilities       415,932          6,098       2.93            352,377        5,983    3.40
                                                  --------        -------      -----           --------      -------   -----
Net earning assets                                $ 31,094                                     $ 17,339
                                                  ========                                     ========
Net interest income                                               $  3,752                                   $ 4,181
                                                                  ========                                   =======
Net interest spread                                                             1.48%                                    2.10%
                                                                               =====                                    =====
Net interest margin                                                             1.68%                                    2.26%
                                                                               =====                                    =====
Ratio of interest-earning assets to
    Interest-bearing liabilities                    107.48%                                      104,92%
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

                                                               For the Six Months Ended June 30,
                                                                         2003 vs. 2002
                                                      -----------------------------------------------
                                                        Increase/Decrease Due to             Total
                                                       -------------------------           Increase/
                                                        Volume             Rate            Decrease
                                                       --------           ------          ----------
                                                                      (In Thousands)
             Interest-earning assets:
             Interest-earning deposits and
                 securities purchased under
                 agreements to resell                         $     3        $     (3)         $     --
             Loans receivable                                     297            (530)             (233)
             Investment securities                             (1,722)            255            (1,467)
             Mortgage backed securities                         2,645          (1,256)            1,389
             Restricted investment in bank stock                   30             (33)               (3)
                                                              -------        --------          --------
             Total interest-earning assets                      1,253          (1,567)             (314)
                                                              -------        --------          --------
             Interest-bearing liabilities:
             Checking deposits                                    126            (357)             (231)
             Savings deposits                                      26            (304)             (278)
             Time deposits                                        371            (159)              212
             Borrowings                                           546            (134)              412
                                                              -------        --------          --------
             Total interest-bearing liabilities                 1,069            (954)              115
                                                              -------        --------          --------
             Net Increase                                     $   184        $   (613)         $   (429)
                                                              =======        ========          ========

Net interest income decreased by $309,000, or 15.02%, to $1.7 million for the three months ended June 30, 2003, compared to $2.0 million for the same period in 2002. The yield on average interest-earning assets was 4.27% for the three months ended June 30, 2003, a decrease of 107 basis points from the yield of 5.34% for the three months ended June 30, 2002. The cost of funds was 2.88% for the three months ended June 30, 2003, a decrease of 51 basis points from the cost of 3.39% for the three months ended June 30, 2002. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.56% for the three months ended June 30, 2003, as compared to 2.29% for the same period in 2002, a decrease of 73 basis points. The decrease in the net interest margin resulted from the declining interest rate environment. Yields on assets have declined faster than the cost of funds due to prepayments and refinancing of loans and securities. Re-investment of the funds generated by these prepayments has been at lower rates than those being paid off. Management has reduced the rates paid on deposits, but this has occurred at a slower pace, as part of management's efforts to continue to increase our customer base.

Provision For Loan Losses

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $12,000 for the six months ended June 30, 2003 and a provision of $140,000 for the six-month period ended June 30, 2002. During the current six-month period we recovered a portion of a prior charge off which reduced the amount of the provision deemed necessary to cover potential losses.

We had no charge-offs for the six months ended June 30, 2003. For the six months ended June 30, 2002, we charged off two loans totaling $454,000. We had a recovery of a prior charge-off, in the amount of $250,000, during the six months ended June 30, 2003 and no recoveries for the six months ended June 30, 2002.

The Bank recorded a provision of $201,000 for the three months ended June 30, 2003 and $32,000 for the three months ended June 30, 2002. The increase in the provision for the current quarter resulted from the growth in loans outstanding. We will continue to record a provision for loan losses in an amount necessary to maintain the allowance for loan losses at a level deemed adequate to cover potential losses in the loan portfolio.

We had no charge-offs and no recoveries during the three months ended June 30, 2003 and 2002.

Non-Interest Income

Total non-interest income for the six months ended June 30, 2003 was $768,000, an increase of $492,000, or 178.26%, compared to $276,000 for the six months ended June 30, 2002. Service charges on deposit accounts increased $4,000 to $82,000 in the 2003 period compared to $78,000 in the 2002 period. Gains on sale of loans for the six months ended June 30, 2003, were $249,000, an increase of $156,000, or 167.74%, compared to $93,000 for the six months ended June 30, 2002. This is a result of increased refinancing activity in the residential mortgage portfolio as borrowers have taken advantage of the low interest rate environment to refinance mortgage loans. Management has decided to sell a substantial portion of the fixed-rate loans that are being originated as a means of controlling interest rate risk. Gains on sale of securities for the six months ended June 30, 2003 were $128,000. This resulted from Management restructuring segments of the investment portfolio to achieve interest rate risk objectives. There were no gains on securities realized during the 2002 period. Earnings from Bank-owned life insurance amounted to $165,000 in the current six month period. This insurance was purchased in July 2002 and therefore did not affect income in the 2002 period. Other non-interest income amounted to $144,000 for the six months ended June 30, 2003, an increase of $39,000 or 37.14%, from the $105,000 recorded for the six months ended June 30, 2002. The increase in other income was primarily the result of increases in debit card point-of-sale fees and ATM transaction fees.

Total non-interest income for the three months ended June 30, 2003 was $497,000, an increase of $352,000, or 242.76%, compared to $145,000 for the three months ended June 30, 2002. Service charges on deposit accounts increased $5,000 to $41,000 in the 2003 period compared to $36,000 in the 2002 period. Gains on sale of loans for the three months ended June 30, 2003, were $170,000, an increase of $119,000, or 233.33%, compared to $51,000 for the three months ended June 30, 2002. This is a result of increased refinancing activity in the residential mortgage portfolio as borrowers have taken advantage of the low interest rate environment to refinance mortgage loans. Management has decided to sell a substantial portion of the fixed-rate loans that are being originated as a means of controlling interest rate risk. Gains on sale of securities for the three months ended June 30, 2003 were $128,000. This resulted from Management restructuring segments of the investment portfolio to achieve interest rate risk objectives. There were no gains on securities realized during the 2002 quarter. Earnings from Bank-owned life insurance amounted to $83,000 in the current three-month period. This insurance was purchased in July 2002 and therefore did not affect income in the 2002 quarter. Other non-interest income amounted to $75,000 for the three months ended June 30, 2003, an increase of $17,000 or 29.31%, from the $58,000 recorded for the three months ended June 30, 2002. The increase in other income was primarily the result of increases in debit card point-of-sale fees and ATM transaction fees.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2003 increased $19,000, or 0.75%, to $2,566,000 from $2,547,000 for the six months ended June
30, 2002. Salaries and benefits for the six months totaled $1,469,000, an increase of $30,000 compared to the six months in 2002, due to merit pay increases. Professional fees decreased by $57,000, or 37.50%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Professional fees in 2002 were higher due to the formation of the holding company, registration of the Company's common stock and warrants with the Securities and Exchange Commission and application for listing of the common stock and the warrants on the Nasdaq SmallCap Market. Data processing expense decreased $8,000 in the 2003 period compared to the same period in 2002. Other operating expense increased $54,000, or 8.94%, to $658,000 for the six months ended June 30, 2003, from $604,000 for the six months ended June 30, 2002 due primarily to an increase in the bank shares tax.

Total non-interest expense for the three months ended June 30, 2003 decreased $7,000, or 0.55%, to $1,271,000 from $1,278,000 for the three months ended June 30, 2002. Salaries and benefits for the quarter totaled $711,000, a decrease of $11,000 compared to the same quarter in 2002, due to an increase in the deferral of direct loan origination costs resulting from the increased refinancing activity in 2003. Professional fees decreased by $22,000, or 31.43%, in the quarter ended June 30, 2003 compared to the same quarter in 2002. Professional fees in 2002 were higher due to application for listing of the common stock and the warrants on the Nasdaq SmallCap Market. Data processing expense of $173,000 represented an increase of $1,000 from the same quarter in 2002. Other operating expense increased $25,000, or 7.96%, to $339,000 in the quarter ended June 30, 2003, from $314,000 for the quarter ended June 30, 2002 due primarily to an increase in the bank shares tax..

Income Tax Expense

Income tax expense for the six months ended June 30, 2003, amounted to $577,000, an increase of $5,000 from the $572,000 incurred for the six months ended June 30, 2002, due primarily to the increase in pretax income. Our effective tax rate for the six months ended June 30, 2003 was 29.71% as compared to 32.32% for the six months ended June 30, 2002. The effective tax rate in the 2003 period benefited from the Company's ability to increase non-taxable income, primarily from the increase in the value of Bank-owned life insurance and from the dividend-received deduction on dividends from common stock.

Income tax expense for the three months ended June 30, 2003, amounted to $220,000, a decrease of $63,000 from the $283,000 incurred for the three months ended June 30, 2002, due primarily to the decrease in pretax income. Our effective tax rate for the three months ended June 30, 2003 was 28.46% as compared to 31.73% for the three months ended June 30, 2002. The effective tax rate in the 2003 period benefited from the Company's ability to increase non-taxable income, primarily from the increase in the value of Bank-owned life insurance and from the dividend-received deduction on dividends from common stock.

Financial Condition

Overview

Total assets increased to $477.7 million at June 30, 2003, from $453.3 million at December 31, 2002, an increase of $24.4 million, or 5.38%. Investment securities decreased by $1.1 million, or 0.38%, to $288.9 million at June 30, 2003 compared to $290.0 million at December 31, 2002. Net loans outstanding increased by $21.2 million, or 15.72%, to $156.1 million at June 30, 2003, compared to $134.9 million at December 31, 2002. Cash and overnight investments increased by $3.8 million, or 36.54%, to $14.2 million at June 30, 2003, from $10.4 million at December 31, 2002.

The growth in assets was funded by an increase in deposits of $17.4 million, an increase in securities sold under agreements to repurchase of $1.2 million and an increase in stockholders' equity of $6.3 million.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at June 30, 2003 were $156.1 million, an increase of $21.2 million, or 15.72%, compared to the December 31, 2002 balance of $134.9 million. Loans receivable, net, represented 32.67% of total assets at June 30, 2003, compared to 29.76% of total assets at December 31, 2002.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 2003, compared to December 31, 2002:

                                                         At June 30, 2003          At December 31, 2002
                                                     ------------------------     ------------------------
                                                      Amount         Percent       Amount         Percent
                                                     --------       ---------     --------       ---------
                                                                      (Dollars In Thousands)
                                                     -----------------------------------------------------
         Real Estate Loans:
         Commercial  (1)                          $   74,082          46.85%    $   65,569          47.89%
         Residential   (2)                            36,822          23.29         32,344          23.62
                                                  ----------         ------     ----------         ------
            Total real estate loans                  110,904          70.14         97,913          71.51
                                                  ----------         ------     ----------         ------
         Other Loans:
         Consumer Loans                               14,372           9.09         13,762          10.05
         Commercial                                   32,833          20.77         25,249          18.44
                                                  ----------         ------     ----------         ------
            Total other loans                         47,205          29.86         39,011          28.49
                                                  ----------         ------     ----------         ------
         Total loans receivable                      158,109         100.00%       136,924         100.00%
                                                  ----------         ======     ----------         ======
         Less:
         Deferred fees and costs                          49                          (239)
         Allowance for losses                         (2,021)                       (1,759)
                                                  ----------                    ----------
            Total loans receivable, net           $  156,137                    $  134,926
                                                  ==========                    ==========

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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of June 30, 2003 had recorded charge-offs on two loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked and the experience of our peer group, as a basis for determining our loss factors.

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

At June 30, 2003 and December 31, 2002, we had an allowance for loan losses of approximately $2,021,000 and $1,759,000, respectively. Management believes that the allowance for loan losses at June 30, 2003 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2003:

                                                                   Percent of
                                                                 Loans in Each
                                                 Loan Amounts     Category to
                                   Amount of     By Category      Total Loans
                                   Allowance
                                 -------------- --------------- ----------------
                                             (Dollars In Thousands)

         Commercial                 $   488       $  32,833           20.77%
         Commercial mortgage          1,101          74,082           46.85
         Residential mortgage           220          36,822           23.29
         Consumer                       123          14,372            9.09
         Unallocated                     89              --              --
                                    -------       ---------         -------
              Total                 $ 2,021       $ 158,109          100.00%
                                    =======       =========         =======

The following table summarizes the allocation of the allowance for loan losses at December 31, 2002:

                                                                  Percent of
                                                     Loan        Loans in Each
                                   Amount of       Amounts        Category to
                                   Allowance      By Category     Total Loans
                                 -------------- --------------- ----------------
                                             (Dollars in Thousands)

         Commercial                 $   370       $  25,249           18.44%
         Commercial mortgage            959          65,569           47.89
         Residential mortgage           182          32,344           23.62
         Consumer                       112          13,762           10.05


         Unallocated                    136              --              --
                                    -------       ---------         -------
                  Total             $ 1,759       $ 136,924          100.00%
                                    =======       =========         =======

The following table summarizes the transactions in the allowance for loan losses for the six months ended June 30, 2003 and 2002:

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                    2003          2002
                                                                                   ------        ------
                                                                                 (Dollars In Thousands)

               Balance at beginning of period                                    $  1,759      $  1,998

               Provision for loan losses                                               12           140

               Recoveries                                                             250            --

               Charge-offs                                                             --           454
                                                                                 --------       -------
               Balance at end of period                                          $  2,021       $ 1,684
                                                                                 ========       =======
               Ratio of net charge-offs (recoveries) to average total loans         (0.17)%        0.34%

               Ratio of allowance to non-performing loans                             n/a           n/a

Investment Securities

Total investment securities decreased by $1.1 million, or 0.38%, to $288.9 million at June 30, 2003 from $290.0 million at December 31, 2002. Investment securities classified as available for sale decreased by $2.9 million, or 1.05%, to $273.7 million, while investment securities classified as held to maturity increased by $1.7 million, or 12.59%, to $15.2 million. The decrease in the available for sale portfolio resulted from prepayments of mortgage backed securities, scheduled maturities of corporate debentures and the sale of mortgage backed securities. These funds were invested in loans, which is consistent with management's plan to continue to grow the loan portfolio, which will increase the yield on earning assets.

The following table presents the book values and the fair values at June 30, 2003 and December 31, 2002, respectively, for each major category of the Company's investment portfolio:


                                                                             At June 30, 2003
                                                 ----------------------------------------------------------------------
                                                                         Gross               Gross
                                                                       Unrealized         Unrealized
                                                  Amortized Cost         Gains              Losses          Fair Value
                                                 ----------------     ------------       ------------      ------------
                                                                               (In Thousands)
         Available for sale securities:
            U.S. Government agencies               $   4,998             $    65         $      --         $   5,063
            Corporate notes                           14,793                 350               (26)           15,117
            Mortgage backed securities               191,991               1,518              (157)          193,352
            Mutual funds                              51,250                  --               (16)           51,234
            U.S. Government agency
                preferred stock                        2,505                  17              (275)            2,247
            Common stock                               4,206                 728               (40)            4,894
            Trust preferred obligations                1,985                  --              (195)            1,790
                                                   ---------             -------         ---------         ---------
              Total                                $ 271,728             $ 2,678         $    (709)        $ 273,697
                                                   =========             =======         =========         =========
         Held to maturity:
            Trust preferred obligations            $   4,486             $    83         $      --         $   4,569
            Mortgage backed securities                10,615                 238               (27)           10,826
            Other                                        100                  --                --               100
                                                   ---------             -------         ---------         ---------
              Total                                $  15,201             $   321         $     (27)        $  15,495
                                                   =========             =======         =========         =========


                                                                          At December 31, 2002
                                                 ----------------------------------------------------------------------
                                                                         Gross               Gross
                                                                       Unrealized         Unrealized
                                                  Amortized Cost         Gains              Losses          Fair Value
                                                 ----------------     ------------       ------------      ------------
                                                                              (In Thousands)
         Available for sale securities:
            U.S. Government agencies               $  35,993             $   181         $      --         $  36,174
            Corporate notes                           26,759                 570              (372)           26,957
            Mortgage backed securities               164,192               2,198              (179)          166,211
            Mutual funds                              40,552                  18                --            40,570
            U.S. Government agency
                preferred stock                        2,505                  27              (115)            2,417
            Common stock                               2,622                  --              (135)            2,487
            Trust preferred obligations                1,985                  --              (232)            1,753
                                                   ---------             -------         ---------         ---------
              Total                                $ 274,608             $ 2,994         $  (1,033)        $ 276,569
                                                   =========             =======         =========         =========
         Held to maturity:
            Trust preferred obligations            $   5,451             $    82         $     (33)        $   5,500
            Corporate notes                            2,249                  36                --             2,285
            Mortgage backed securities                 5,666                  93                --             5,759
            Other                                        100                  --                --               100
                                                   ---------             -------         ---------         ---------
              Total                                $  13,466             $   211         $     (33)        $  13,644
                                                   =========             =======         =========         =========

Deposits

Total deposits increased by $17.4 million, or 5.67%, to $324.2 million at June 30, 2003 from the December 31, 2002 balance of $306.8 million. Demand deposits decreased $4.0 million, or 19.61%, to $16.4 million at June 30, 2003, from $20.4 million at December 31, 2002. Interest-bearing checking accounts grew $6.1 million, or 7.19%, to $90.9 million, compared to $84.8 million at December 31, 2002. Savings, including money market accounts, increased $8.2 million, or 9.58%, to $93.8 million from the balance of $85.6 million at December 31, 2002. Total certificates of deposit increased by $7.0 million, or 6.03%, to $123.0 million from the December 31, 2002 balance of $116.0 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the date indicated.



                                                                 June 30, 2003                   December 31, 2002
                                                      ------------------------------     ------------------------------
                                                       Amount     Percent      Rate       Amount      Percent     Rate
                                                      -------    ---------    ------     -------     ---------   ------
                                                                             (Dollars In Thousands)

       Demand, non-interest-bearing                  $  16,439      5.07%        --%    $  20,398       5.36%       --%
       Demand, interest-bearing                         90,946     28.05       1.22        84,761      30.60      2.19
       Savings, including money market accounts         93,755     28.92       1.20        85,595      28.01      2.23
       Certificates of deposit                         123,045     37.96       3.47       115,997      36.03      3.99
                                                     ---------    ------      -----     ---------     ------     -----
       Total deposits                                $ 324,185    100.00%      2.01%    $ 306,751     100.00%     2.80%
                                                     =========    ======      =====     =========     ======     =====

Borrowed Money

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $9.0 million at June 30, 2003, an increase of $1.2 million, or 15.38%, from the total of $7.8 million at December 31, 2002. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of June 30, 2003, the amount of advances outstanding from the FHLB was $97.6 million, a decrease of $200,000, or 0.20%, compared to the $97.8 million outstanding at December 31, 2002. This decrease resulted from the amortization of principal on certain of the advances. The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of June 30, 2003 the Bank's maximum borrowing capacity was $271.3 million.

At June 30, 2003 the advances consisted of $1.1 million of fixed rate advances, with a weighted average rate of 5.32%, that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $1.3 million at December 31, 2002.

At June 30, 2003, one advance in the amount of $1.0 million with an interest rate of 5.11%, maturing in October 2003 was outstanding. This advance pays interest monthly and principal at maturity.

The remaining $95.5 million of advances at June 30, 2003, consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advances to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of June 30, 2003, the FHLB has not elected to convert any advances to a variable rate.

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

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2003 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

Stockholders' Equity

Stockholders' equity at June 30, 2003 was $34.9 million, an increase of $6.3 million or 22.03%, from the December 31, 2002 balance of $28.6 million. The increase results from net income of $1.4 million, proceeds from the exercise of warrants by warrant holders of $4.8 million, proceeds from the exercise of options by option holders of $165,000 and an increase in unrealized gains on available for sale securities of $6,000 (net of taxes). As part of the original offering of stock to the public, the Company granted 760,205 warrants entitling the holders to purchase common shares at $6.67. The warrants expired on June 30, 2003. A total of 717,452 warrants were exercised during the current six month period, generating $4.8 million of equity.

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

At June 30, 2003, we had one loan, with an unpaid balance of $8,000, that was delinquent more than 30 days. At December 31, 2002, we had three loans with an aggregate unpaid balance of $25,000, that were delinquent more than 30 days. At June 30, 2003 and December 31, 2002 we did not have any non-performing loans.

During the six months ended June 30, 2003 we had no charge-offs.

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

During the six months ended June 30, 2003, we recovered $250,000 of a prior charge-off.

Classification of Assets

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At June 30, 2003 we had eight loans totaling $1,330,000 classified as "Special Mention", one loan totaling $437,000 classified as "Substandard" an no loans classified as "Doubtful" or "Loss."

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of June 30, 2003 and December 31, 2002, the Company's level of liquidity was in excess of the minimum established by Board policy.

American Bank Incorporated's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at June 30, 2003 totaled $66.9 million. This consisted of $35.1 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $31.8 million under lines of credit, including $5.9 million in home equity lines of credit and $6.0 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to American Bank Incorporated.

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

                                                                   June 30, 2003
                                ------------------------------------------------------------------------------
                                                                   Due after
                                                  Due after         June 30,
                                   Due by       June 30, 2004     2006 through       Due after
                                  June 30,       through June       June 30,         June 30,
                                    2004           30, 2006           2008             2008           Total
                                -----------      -----------      -----------       -----------    -----------
                                                                   (In Thousands)

   Time deposits                $  64,171        $  37,360         $  21,514         $     --      $  123,045
   Short-term debt                  8,995               --                --               --           8,995
   Long-term debt                   1,331              445            15,240           80,542          97,558
   Operating leases                   323              624               617               --           1,564
                                ---------        ---------         ---------         --------      ----------
   Total                        $  74,820        $  38,429         $  37,371         $ 80,542      $  231,162
                                =========        =========         =========         ========      ==========

The Company is not aware of any other known trends or any known demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

Regulatory Capital

The greater the capital resources, the more likely the Company will be able to meet its cash obligations and unforeseen expenses. American Bank Incorporated has a strong capital position.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at June 30, 2003 and December 31, 2002. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.


                                                                                                      Required to be
                                                                       Required for Capital             Considered
                                                 Actual                 Adequacy Purposes           "Well Capitalized"
                                           Amount     Percentage       Amount       Percentage     Amount     Percentage
                                          --------   ------------     --------     ------------   --------   ------------
June 30, 2003                                                        (Dollars In Thousands)
---------------------------------------
Total Capital to Risk Weighted Assets:
       Company                          $ 45,834        19.27%       $  19,027        8.00%         n/a           n/a
       Bank                               38,369        16.47           18,639        8.00     $ 23,299         10.00%

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                            43,812        18.42            9,514        4.00          n/a           n/a

       Bank                               36,348        15.60            9,320        4.00       13,980          6.00


Leverage Ratio:
       Company                            43,812         9.26           18,928        4.00          n/a           n/a

       Bank                               36,348         7.74           18,791        4.00       23,489          5.00


December 31, 2002:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                          $ 39,092       15.05%        $  20,779        8.00%         n/a           n/a

       Bank                               34,050       13.25            20,552        8.00     $ 25,689         10.00

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                            36,177       13.93           10,390         4.00          n/a
                                                                                                                  n/a
       Bank                               32,282       12.57           10,276         4.00       15,414          6.00

Leverage Ratio:
       Company                            36,177        8.13           17,828         4.00          n/a           n/a
       Bank                               32,282        7.29           17,702         4.00       22,127          5.00


Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of June 30, 2003, an increase of 200 basis points in rates is estimated to result in an increase of 10.30% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 1.4% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

                  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange
                  Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms

         (b) Changes in internal controls.

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

                  During the quarter ended June 30, 2003, the Company issued 703,444 shares of common stock through the exercise of common stock warrants, generating $4.7 million of proceeds, net of expenses. The effective date of the registration of the warrants was May 13, 2002 and the Commission file number was 333-85986. Under the terms of the offering, each warrant was exercisable for one share of common stock at an exercise price of $6.67. Under the terms of the offering the warrants expired on June 30, 2003. A total of 760,205 warrants were issued of which 727,715 warrants were exercised. Estimated expenses incurred in connection with the offering were $106,000. No direct or indirect expenses were paid to any Director, officer or controlling shareholder. The proceeds of the offering were used for general corporate purposes.

Item 3   -        Defaults Upon Senior Securities

                  None

Item 4   -        Submission of Matters to Vote of Security Holders

                  The Company's annual meeting stockholders was held on April 29, 2003. At the annual meeting the stockholders approved the following:

                  1.) Election of Directors
                        Three directors were elected with terms expiring in 2006 as follows;

                                                     Shares For       Shares Against    Shares withheld

                           Frederick J. Jaindl       5,720,027             -0-               1,450
                           David M. Jaindl           5,720,027             -0-               1,450
                           John C. Long              5,720,027             -0-               1,450

                        In addition, the following directors continue in office through this meeting;

                           Elizabeth B. Gaul
                           Mark W. Jaindl
                           Phillip S. Schwartz
                           Martin F. Spiro

                  2.) Ratification of the appointment of Beard Miller Company LLP as the Company's auditors for the year ending December 31, 2003

                         Shares For       Shares Against    Shares withheld

                          5,709,615           3,600               8,262

Item 5   -        Other Information

                  None

Item 6   -        Exhibits and Reports on Form 8-K

                  (a) Exhibit 31.1, Certification of Chief Executive Officer
                      Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                      Exhibit 31.2, Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                      Exhibit - 32, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                  (b) On April 23, 2003, the Company filed Form 8-K under Item
                      7-Financial Statements, Pro Forma Financial Information, and Exhibits and Item 9-Regulation FD Disclosure-Item 12 Information announcing the results of its operations for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN BANK INCORPORATED
                                           Registrant



August 13, 2003                         By: /s/ Mark W. Jaindl
---------------------                      -------------------------------------
Date:                                      Mark W. Jaindl,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


August 13, 2003                         By: /s/ Harry C. Birkhimer
---------------------                      -------------------------------------
Date:                                      Harry C. Birkhimer,
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Accounting and Financial
                                           Officer)