Form 10QSB
period 2003-09-30
AMERICAN BANK INC
filed 2003-11-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2003


[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                   to
                                        ----------------      ----------------

         Commission file number
                                ---------------------------------------



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

                                [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 2003.


 6,807,279  Shares of common stock        Par Value        $.10     /share
-----------                                             -------------------


Transitional Small Business Disclosure Format (check one),  [ ]  Yes   [X]  No

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                               PAGE
----------------------------                                               ----

Item 1      Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets                                      3
            Consolidated Statements of Income                                4
            Consolidated Statements of Changes in Stockholders' Equity       5
            Consolidated Statements of Cash Flows                            6
            Notes to Consolidated Financial Statements                       7

Item 2      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   10

Item 3       Controls and Procedures                                        22

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                               23

Item 2      Changes in Securities and Use of Proceeds                       23

Item 3      Defaults Upon Senior Securities                                 23

Item 4      Submission of Matters to Vote of Security Holders               23

Item 5      Other Information                                               23

Item 6      Exhibits and Reports on Form 8-K                                23

            Signatures                                                      23

Exhibit 31.1      Certification of Chief Executive Officer Pursuant
                  to Section 302 ofSarbanes-Oxley Act of 2002               24

Exhibit 31.2      Certification of Chief Financial Officer Pursuant
                  to Section 302 of Sarbanes-Oxley Act of 2002              25

Exhibit 32        Certification Pursuant to Section 906 of
                  Sarbanes-Oxley Act of 2002                                26

                           AMERICAN BANK INCORPORATED
                           Consolidated Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)

                                                                                   September 30,   December 31,
                                                                                        2003           2002
                                                                                    (Unaudited)      (Note 1)

                                     Assets
Cash and due from banks                                                              $   5,855      $   3,291
Interest bearing deposits with bank                                                      1,403            275
Securities purchased under agreement to resell                                              --          6,874
                                                                                     ---------      ---------
     Cash and cash equivalents                                                           7,258         10,440

Investment securities available for sale at fair value                                 246,880        276,569
Investment securities held to maturity at cost                                          19,421         13,466
Loans, net of allowance for loan losses of $2,227 and $1,759                           186,955        134,926
Restricted investment in correspondent bank stock                                        7,199          6,131
Bank owned life insurance                                                                6,105          5,860
Premises and equipment, net                                                              1,952          2,253
Accrued interest receivable                                                              1,970          2,449
Other assets                                                                             1,115          1,171
                                                                                     ---------      ---------
          Total assets                                                               $ 478,855      $ 453,265
                                                                                     =========      =========
                      Liabilities and Stockholders' Equity
                                   Liabilities
Deposits
     Non-interest bearing deposits                                                   $  15,130      $  20,398
     Interest bearing deposits                                                         310,045        286,353
                                                                                     ---------      ---------
          Total deposits                                                               325,175        306,751

Securities sold under agreements to repurchase                                           9,864          7,784
Long-term debt                                                                          97,420         97,791
Mandatory redeemable convertible debentures                                             10,200         10,200
Accrued interest payable                                                                   627            702
Other liabilities                                                                        1,024          1,444
                                                                                     ---------      ---------
          Total liabilities                                                            444,310        424,672
                                                                                     ---------      ---------
                              Stockholders' Equity
Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
     issued and outstanding  -0- shares                                                   --             --
Common stock, par value $0.10 per share; authorized 15,000,000 shares; 6,807,279 shares issued and outstanding, 2003; 6,077,827
     shares issued and outstanding,  2002                                                  681            608

Additional paid-in capital                                                              29,482         24,614
Unallocated ESOP shares, at cost  (18,775 shares)                                         (139)          (139)
Retained earnings                                                                        4,137          2,216
Accumulated other comprehensive income                                                     384          1,294
                                                                                     ---------      ---------
          Total stockholders' equity                                                    34,545         28,593
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity                                 $ 478,855      $ 453,265
                                                                                     =========      =========

See notes to financial statements.
------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,                September 30,
                                                                -------------------------   -------------------------
                                                                    2003          2002          2003          2002
                                                                   ------        ------        ------        ------

Interest Income
   Loans receivable, including fees                             $     2,519   $     2,257   $     7,087   $     7,059
   Investment securities                                              1,989         2,782         7,220         8,094
   Other                                                                  2            33            53            84
                                                                -----------   -----------   -----------   -----------
     Total interest income                                            4,510         5,072        14,360        15,237
                                                                -----------   -----------   -----------   -----------
Interest Expense
   Deposits                                                           1,661         2,015         5,213         5,849
   Short-term debt                                                       20            10            42            26
   Long-term debt                                                     1,124         1,043         3,342         3,066
   Mandatory redeemable convertible debentures                          153           153           459           264
                                                                -----------   -----------   -----------   -----------
     Total interest expense                                           2,958         3,221         9,056         9,205
                                                                -----------   -----------   -----------   -----------
       Net interest income                                            1,552         1,851         5,304         6,032
Provision for loan losses                                               207            15           219           156
                                                                -----------   -----------   -----------   -----------
       Net interest income after provision for loan losses            1,345         1,836         5,085         5,876
                                                                -----------   -----------   -----------   -----------
Non-interest Income
   Service charges on deposit accounts                                   41            36           123           114
   Net realized gains on sale of residential mortgage loans             144            79           393           172
   Net realized gains on sale of securities                             349            73           477            76
   Earnings from bank owned life insurance                               80            78           245            78
   Other income                                                          63            63           207           166
                                                                -----------   -----------   -----------   -----------
     Total non-interest income                                          677           329         1,445           606
                                                                -----------   -----------   -----------   -----------
Non-interest Expense
   Salaries and employee benefits                                       494           586         1,576         1,648
   Occupancy and equipment                                              226           185           613           561
   Professional fees                                                     73            55           168           207
   Marketing and business development                                    20            44            62            89
   Product management                                                    92            99           294           281
   Data processing                                                      145           170           489           522
   Other operating                                                      202           186           616           564
                                                                -----------   -----------   -----------   -----------
     Total non-interest expense                                       1,252         1,325         3,818         3,872
                                                                -----------   -----------   -----------   -----------
Income before provision for income taxes                                770           840         2,712         2,610
Provision for income taxes                                              214           229           791           802
                                                                -----------   -----------   -----------   -----------
       Net income                                               $       556   $       611   $     1,921   $     1,808
                                                                ===========   ===========   ===========   ===========
Earnings per share:
   Basic                                                        $      0.08   $      0.10   $      0.30   $      0.30
                                                                ===========   ===========   ===========   ===========
   Diluted                                                      $      0.08   $      0.10   $      0.29   $      0.29
                                                                ===========   ===========   ===========   ===========


See notes to financial statements.
---------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, except share data)
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                   Unallocated           Other
                                            Common        Paid-in      Retained        ESOP          Comprehensive
                                             Stock        Capital      Earnings       Shares         Income (Loss)        Total
                                          ------------ -------------- ----------- --------------- -------------------- ------------
Balances, December 31, 2002               $       608  $     24,614   $    2,216  $        (139)      $      1,294     $    28,593

Comprehensive Income for the nine
months ended September 30, 2003:
   Net Income                                                              1,921                                             1,921
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes                                                                                         (910)           (910)
                                                                                                                       -----------
          Total comprehensive income                                                                                         1,011

Exercise of stock warrants (717,452
   shares)                                         72         4,703                                                          4,775
Exercise of stock options, including
  tax benefits (12,000 shares)                      1           165                                                            166
                                          -----------  ------------   ----------  -------------       ------------     -----------

Balances, September 30, 2003              $       681  $     29,482   $    4,137  $        (139)      $        384     $    34,545
                                          ===========  ============   ==========  =============       ============     ===========

                                                                                                     Accumulated
                                                                      Retained     Unallocated           Other
                                          Common        Paid-in       Earnings        ESOP           Comprehensive
                                           Stock        Capital      (Deficit)       Shares          Income (Loss)        Total
                                       -------------- ------------- ----------- ---------------- -------------------- ------------

Balances, December 31, 2001               $       601  $     24,359   $     (300) $         (86)      $        934     $    25,508

Comprehensive Income for the nine
months ended September 30, 2002:
   Net Income                                                              1,808                                             1,808
   Change in net unrealized gain on
   investment securities available for
   sale, net of taxes                                                                                          (87)
                                                                                                                               (87)
          Total comprehensive income                                                                                         1,721
Purchase of shares by ESOP (11,600
  Shares)                                                                                   (71)                               (71)
Exercise of warrants (3,100 shares)                              21                                                             21
Exercise of options, including tax
  benefits (58,500 shares)                          6           210                                                            216
                                          -----------  ------------   ----------  -------------       ------------     -----------

Balances, September 30, 2002              $       607  $     24,590   $    1,508  $        (157)      $        847     $    27,395
                                          ===========  ============   ==========  =============       ============     ===========

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2003          2002
                                                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                        $  1,921    $   1,808

     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                         219          156
          Depreciation and amortization                                                     470          456
          Deferred income tax expense                                                       138           85
          Proceeds from sale of residential mortgage loans held for sale                 24,479       11,965
          Net realized gain on sale of loans                                               (393)        (172)
          Origination of residential mortgage loans held for sale                       (24,086)     (11,793)
          Net amortization of securities premiums and discounts                           1,897          565
          Net realized gain on sales of securities                                         (477)         (76)
          Earnings on bank owned life insurance                                            (245)         (78)
          Decrease in accrued interest receivable                                           479           42
          (Increase) decrease in other assets                                                56         (594)
          Decrease in accrued interest payable                                              (75)        (12)
          Decrease in other liabilities                                                    (420)        (334)
                                                                                      ---------    ---------
               Net cash provided by operating activities                                  3,963        2,018
                                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                                    (130,393)    (189,804)
          Maturities and principal repayments                                           139,083      110,964
          Sales                                                                          18,553          678
      Securities held to maturity:
          Purchases                                                                     (12,149)      (1,992)
          Maturities and principal repayments                                             6,172        4,399
      Net decrease in short-term investments                                               --          7,627
      Net (increase) decrease  in loans receivable                                      (52,248)       3,299
      Purchase of bank owned life insurance                                                --         (5,700)
      Purchase of premises and equipment                                                   (169)        (316)
      Purchase of restricted investment in bank stock                                    (1,068)        (673)
                                                                                      ---------    ---------
                Net cash used in investing activities                                   (32,219)     (71,518)
                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                                        13,231       17,459
      Net increase in time deposits                                                       5,193
                                                                                                      20,316
      Net increase in securities sold under agreements to repurchase                      2,080        4,531
      Proceeds from long-term debt                                                         --         15,000
      Repayments on long-term debt                                                         (371)        (333)
      Proceeds from mandatory redeemable convertible debentures                            --         10,200
      Purchase of common stock, ESOP trust                                                 --            (71)
      Issuance of common stock                                                            4,941          237
                                                                                      ---------    ---------
                Net cash provided by financing activities                                25,074       67,339
                                                                                      ---------    ---------
                Decrease in cash and cash equivalents                                    (3,182)      (2,161)
Cash and cash equivalents at beginning of year                                           10,440       19,108
                                                                                      ---------    ---------
Cash and cash equivalents at end of period                                            $   7,258    $  16,947
                                                                                      =========    =========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                         $   9,131    $   9,217
                                                                                      =========    =========
     Income taxes paid                                                                $     890    $   1,086
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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

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

                                                                     For the Three Months      For the Nine Months
                                                                     Ended September 30,       Ended September 30,
                                                                      2003         2002         2003         2002
                                                                         (In Thousands, Except Per Share Data)

Numerator-basic earnings per share, net income                     $     556    $     611    $   1,921    $   1,808
   Interest paid on mandatory redeemable debentures, net of
     tax effect                                                          101          101          303          174
                                                                   ---------    ---------    ---------    ---------
Numerator-diluted earnings per share                               $     657    $     712    $   2,224    $   1,982
                                                                   =========    =========    =========    =========
Denominator:
   Average basic shares outstanding                                    6,788        6,052        6,349        6,023
   Average dilutive option effect                                         75           65           84           74
   Average dilutive warrant effect                                        --           51          119          119
   Average dilutive mandatory redeemable debentures effect             1,200        1,200        1,200          692
                                                                   ---------    ---------    ---------    ---------
   Average diluted shares outstanding                                  8,063        7,368        7,752        6,908
                                                                   =========    =========    =========    =========
Net income per common share:
   Basic                                                           $    0.08    $    0.10    $    0.30    $    0.30
                                                                   =========    =========    =========    =========
   Diluted                                                         $    0.08    $    0.10    $    0.29    $    0.29
                                                                   =========    =========    =========    =========

4.       Comprehensive Income

         Comprehensive  income  for  the  Company  consists  of net  income  and unrealized gains and losses on available for sale securities. Comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

                                                  Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                 --------------------   --------------------
                                                   2003        2002        2003       2002
                                                  ------      ------      ------     ------
                                                               (In Thousands)

Net income                                       $   556    $   611       $ 1,921   $  1,808

Other comprehensive (loss):
    Unrealized holding losses on available
        for sale securities                       (1,039)       (39)         (902)       (54)
    Reclassification adjustment for gains
        realized in net income                      (349)       (73)         (477)       (76)
                                                 -------    -------       -------    -------
     Other comprehensive loss before taxes        (1,388)      (112)       (1,379)      (130)
   Income tax  benefit related to other
        comprehensive income                         472         38           469         43
                                                 -------    -------       -------    -------
Other comprehensive loss                            (916)       (74)         (910)       (87)
                                                 -------    -------       -------    -------
         Total comprehensive income (loss)       $  (360)  $    537       $ 1,011    $ 1,721
                                                 =======   ========       =======    =======

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

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,                September 30,
                                                                   --------------------        --------------------
                                                                    2003          2002          2003          2002
                                                                   ------        ------        ------        ------
                                                                        (In Thousands, Except Per Share Data)

Net income, as reported                                         $      556    $      611    $    1,921    $    1,808
Deduct: total stock based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                           (9)          (17)          (64)         (100)
                                                                ----------    ----------    ----------    ----------
Pro forma net income                                            $      547    $      594    $    1,857    $    1,708
                                                                ==========    ==========    ==========    ==========
Earnings per share:
   As reported:
     Basic                                                      $     0.08    $     0.10    $     0.30    $     0.30

     Diluted                                                          0.08          0.10          0.29          0.29
   Pro forma:
     Basic                                                            0.08          0.10          0.29          0.28
     Diluted                                                          0.08          0.09          0.28          0.27

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

         Outstanding standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $4.7 million of standby letters of credit as of September 30, 2003. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

         The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved in unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period ending after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition or results of operations.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard did not to have any impact on the Company's financial condition or results of operations.

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

         Stock Based Compensation. The Company has a Non-qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the nine months ended September 30, 2003 would have been reduced by $64,000, from $1,921,000 to $1,857,000. Basic earnings per share would have been reduced by $0.01 to $0.29 per share and diluted earnings per share would have been reduced by $0.01, to $0.28 per share.

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

Overview

For the nine months ended September 30, 2003, the Company reported net income of $1,921,000, or $0.29 per diluted share, for an annualized return on average assets of 0.55% and an annualized return on average equity of 8.25%. This is an increase of $113,000, or 6.25%, over net income for the same nine-month period in 2002 of $1,808,000, or $0.29 per diluted share. The increase in net income was primarily the result of an increase of $77.1 million in average interest-earning assets for the nine months of 2003 over the same period in 2002. The increased earnings capacity of the growth in interest-earning assets was offset by a decline of 58 basis points in the net interest margin. Also impacting net income were increases of $221,000 from gains on sale of residential mortgage loans, $401,000 from gains on sale of securities, $167,000 from Bank-owned life insurance and $41,000 from other income. Net income was negatively impacted by an increase of $63,000 in the provision for loan losses.

For the three months ended September 30, 2003, the Company reported net income of $556,000, or $0.08 per diluted share, a decrease of $55,000, or 9.00%, from net income for the same three-month period in 2002, of $611,000, or $0.10 per diluted share. The decrease in net income for the quarter was primarily the result of a decrease of $299,000, or 16.15%, in net interest income and an increase of $192,000 in the provision for loan losses, partially offset by an increase of $65,000 of gains on sale of residential mortgage loans and an increase of $276,000 on gains on sale of investment securities.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $728,000, or 12.07%, to $5.3 million for the nine months ended September 30, 2003, compared to $6.0 million for the same period in 2002. Average interest-earning assets grew to $453.6 million for the nine months ended September 30, 2003, an increase of $77.1 million, or 20.47%, as compared to the average of $376.5 million for the nine months ended September 30, 2002. Average interest-bearing liabilities grew to $420.8 million for the nine months ended September 30, 2003, an increase of $66.2 million, or 18.66%, compared to the average of $354.6 million for the nine months ended September 30, 2002. The yield on average interest-earning assets was 4.22% for the nine months ended September 30, 2003, a decrease of 118 basis points from the yield of 5.40% for the nine months ended September 30, 2002. The cost of funds was 2.87% for the nine months ended September 30, 2003, a decrease of 59 basis points from the cost of 3.46% for the nine months ended September 30, 2002. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.56% for the nine months ended September 30, 2003, as compared to 2.14% for the same period in 2002, a decrease of 58 basis points. The decrease in the net interest margin resulted from the low interest rate environment. The historic low interest rates during 2003 resulted in a surge of refinancing activity nation-wide, which resulted in a significant increase in prepayments in the mortgage backed security portfolio. This increase in prepayments required the Company to increase the speed at which the premium paid for this portfolio was amortized into income. In addition, re-investment of the funds generated by these prepayments has been at lower rates than those being paid off. The cost of funds declined at a slower pace during the same time period as management has reduced the rates paid on deposits at a slower pace, part of management's efforts to continue to increase our customer base.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2003 and 2002 are presented on a comparative basis in the following table:

                                                                  For the Nine Months Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                               2003                                      2002
                                                   -----------------------------------      -----------------------------------
                                                                  Interest                                  Interest
                                                   Average        Income/     Average          Average       Income/    Average
                                                   Balances       Expense      Rates          Balances       Expense     Rates
                                                   --------       -------     -------         --------       -------    -------
                                                                      (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                       $  6,905        $    53       1.02%        $    7,189       $   84     1.56%
   Loans, net                                      150,651          7,087       6.27            132,060        7,059     7.13
   Investment securities                            47,974          1,952       5.43            117,050        4,122     4.70
   Mortgage backed securities                      241,458          5,127       2.83            115,313        3,826     4.42
   Restricted investments in bank stock              6,650            141       2.83              4,894          146     3.98
                                                  --------        -------       ----         ----------       ------     ----
          Total interest-earnings assets           453,638         14,360       4.22            376,506       15,237     5.40
                                                  --------        -------       ----         ----------       ------     ----
Interest-bearing liabilities
   Checking                                         92,409            957       1.38             75,936        1,304     2.29
   Savings                                          91,597          1,076       1.57             84,537        1,523     2.40
   Certificates of deposit                         120,997          3,180       3.50             99,044        3,022     4.07
   Borrowings                                      115,768          3,843       4.43             95,041        3,356     4.71
                                                  --------        -------       ----         ----------       ------     ----
          Total interest-bearing liabilities       420,771          9,056       2.87            354,558        9,205     3.46
                                                  --------        -------       ----         ----------       ------     ----
Net earning assets                                $ 32,867                                    $  21,948
                                                  ========                                    =========
Net interest income                                              $  5,304                                    $ 6,032
                                                                 ========                                    =======
Net interest spread                                                             1.35%                                    1.94%
                                                                                ====                                     ====
Net interest margin                                                             1.56%                                    2.14%
                                                                                ====                                     ====
Ratio of interest-earning assets to
    Interest-bearing liabilities                   107.81%                                       106.19%
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

                                               For the Nine Months Ended September 30,
                                                            2003 vs. 2002
                                               -----------------------------------------
                                                 Increase/Decrease Due to        Total
                                                --------------------------     Increase/
                                                  Volume          Rate         Decrease
                                                 --------        ------       ----------
                                                           (In Thousands)
Interest-earning assets:
------------------------
Interest-earning deposits and
    securities purchased under
    agreements to resell                        $      2       $     (33)   $     (31)
Loans receivable                                     930            (902)         (28)
Investment securities                             (2,435)            265       (2,170)
Mortgage backed securities                         3,178          (1,877)       1,301
Restricted investment in bank stock                   44             (49)          (5)
                                                --------       ---------    ---------
Total interest-earning assets                      1,719          (2,596)        (877)
                                                --------       ---------    ---------
Interest-bearing liabilities:
Checking deposits                                    232            (579)        (347)
Savings deposits                                     105            (552)        (447)
Time deposits                                        621            (463)         158
Borrowings                                           714            (227)         487
                                                --------       ---------    ---------
Total interest-bearing liabilities                 1,672          (1,821)        (149)
                                                --------       ---------    ---------
Net Increase (Decrease)                         $     47       $    (775)   $    (728)
                                                ========       =========    =========

Net interest income decreased by $299,000, or 16.15%, to $1.6 million for the three months ended September 30, 2003, compared to $1.9 million for the same period in 2002. The yield on average interest-earning assets was 3.89% for the three months ended September 30, 2003, a decrease of 127 basis points from the yield of 5.16% for the three months ended September 30, 2002. The cost of funds was 2.74% for the three months ended September 30, 2003, a decrease of 74 basis points from the cost of 3.48% for the three months ended September 30, 2002. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.34% for the three months ended September 30, 2003, as compared to 1.86% for the same period in 2002, a decrease of 52 basis points. The decrease in the net interest margin resulted from the declining interest rate environment. Yields on assets have declined faster than the cost of funds due to prepayments and refinancing of loans and securities. Re-investment of the funds generated by these prepayments has been at lower rates than those being paid off. Management has reduced the rates paid on deposits, but this has occurred at a slower pace, as part of management's efforts to continue to increase our customer base.

Provision For Loan Losses

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $219,000 for the nine months ended September 30, 2003 and a provision of $156,000 for the nine-month period ended September 30, 2002. The increase in the provision during the nine-month period of 2003 resulted from an increase in loans outstanding. During the current nine-month period we recovered a portion of a prior charge off which reduced the amount of the provision deemed necessary to cover potential losses.

We had one charge-off, in the amount of $1,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, we charged off two loans totaling $455,000. We had a recovery of a prior charge-off, in the amount of $250,000, during the nine months ended September 30, 2003 and no recoveries for the nine months ended September 30, 2002.

The Bank recorded a provision of $207,000 for the three months ended September 30, 2003 and $15,000 for the three months ended September 30, 2002. The increase in the provision for the current quarter resulted from the growth in loans outstanding. We will continue to record a provision for loan losses in an amount necessary to maintain the allowance for loan losses at a level deemed adequate to cover potential losses in the loan portfolio.

We had one charge-off, in the amount of $1,000 and no recoveries during the three months ended September 30, 2003. We had no charge-offs and no recoveries during the three months ended September 30, 2002.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 2003 was $1,445,000, an increase of $839,000, or 138.45%, compared to $606,000 for the nine months ended September 30, 2002. Service charges on deposit accounts increased $9,000 to $123,000 in the 2003 period compared to $114,000 in the 2002 period. Gains on sale of loans for the nine months ended September 30, 2003, were $393,000, an increase of $221,000, or 128.49%, compared to $172,000 for the nine months ended September 30, 2002. This is a result of increased refinancing activity in the residential mortgage portfolio as borrowers have taken advantage of the low interest rate environment to refinance mortgage loans. Management has decided to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated as a means of controlling interest rate risk. Gains on sale of securities for the nine months ended September 30, 2003 were $477,000, an increase of $401,000, or 527.63%, compared to $76,000 for the nine months ended September 30, 2002. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives. Earnings from Bank-owned life insurance amounted to $245,000, in the current nine month period, an increase of $167,000, or 214.10%, compared to $78,000 during the nine month period in 2002. This insurance was purchased in July 2002. Other non-interest income amounted to $207,000 for the nine months ended September 30, 2003, an increase of $41,000 or 24.70%, from the $166,000 recorded for the nine months ended September 30, 2002. The increase in other income was primarily the result of increases in debit card point-of-sale fees and ATM transaction fees.

Total non-interest income for the three months ended September 30, 2003 was $677,000, an increase of $348,000, or 105.78%, compared to $329,000 for the three months ended September 30, 2002. Service charges on deposit accounts increased $5,000 to $41,000 in the 2003 period compared to $36,000 in the 2002 period. Gains on sale of loans for the three months ended September 30, 2003, were $144,000, an increase of $65,000, or 82.28%, compared to $79,000 for the three months ended September 30, 2002. This is a result of increased refinancing activity in the residential mortgage portfolio as borrowers have taken advantage of the low interest rate environment to refinance mortgage loans. Management has decided to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated as a means of controlling interest rate risk. Gains on sale of securities for the three months ended September 30, 2003 were $349,000, an increase of $276,000, or 378.08%, compared to the three months ended September 30, 2002. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives. Earnings from Bank-owned life insurance amounted to $80,000 in the current three-month period compared to $78,000 for the same three-month period during 2002. Other non-interest income amounted to $63,000 for the three months ended September 30, 2003, the same amount as for the three months ended September 30, 2002. This income is primarily from debit card point-of-sale fees and ATM transaction fees.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2003 decreased $54,000, or 1.39%, to $3,818,000 from $3,872,000 for the nine months ended  September  30, 2002.  Salaries  and benefits for the nine months  totaled
$1,576,000, a decrease of $72,000, or 4.37%, compared to the nine months in 2002, due to an increased amount of salary costs being direct loan origination expense and deferred as part of the loan origination fees and costs.
Professional fees decreased by $39,000, or 18.84%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Professional fees in 2002 were higher due to the formation of the Company as the holding company of the Bank, registration of the Company's common stock and warrants with the Securities and Exchange Commission and application for listing of the common stock and the warrants on the Nasdaq SmallCap Market. Data processing expense decreased $33,000 in the 2003 period compared to the same period in 2002. Other operating expense increased $52,000, or 9.22%, to $616,000 for the nine months ended September 30, 2003, from $564,000 for the nine months ended September 30, 2002 due primarily to an increase in the bank shares tax, the result of an increase in the Bank's capital level.

Total non-interest expense for the three months ended September 30, 2003 decreased $73,000, or 5.51%, to $1,252,000 from $1,325,000 for the three months ended September 30, 2002. Salaries and benefits for the quarter totaled $494,000, a decrease of $92,000 compared to the same quarter in 2002, due to an increase in the deferral of direct loan origination costs resulting from the increased refinancing activity in 2003. Occupancy expense increased by $41,000, or 22.16%, in the quarter ended September 30, 2003 compared to the same quarter in 2002, the result of the Company leasing more space in the current period. Data processing expense of $145,000 represented a decrease of $25,000 from the same quarter in 2002. Other operating expense increased $16,000, or 8.60%, to $202,000 in the quarter ended September 30, 2003, from $186,000 for the quarter ended September 30, 2002 due primarily to an increase in the bank shares tax.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2003, amounted to $791,000, a decrease of $11,000 from the $802,000 incurred for the nine months ended September 30, 2002, due primarily to the increase in non-taxable income, partially off-set by an increase in pre-tax income. Our effective tax rate for the nine months ended September 30, 2003 was 29.16%, compared to 30.72% for the nine months ended September 30, 2002. The effective tax rate in the 2003 period benefited from the Company's ability to increase non-taxable income, primarily from the increase in the value of Bank-owned life insurance and from the dividend-received deduction on dividends from common stock.

Income tax expense for the three months ended September 30, 2003, amounted to $214,000, a decrease of $15,000 from the $229,000 incurred for the three months ended September 30, 2002, due primarily to the decrease in pretax income and to a greater amount of non-taxable income. Our effective tax rate for the three months ended September 30, 2003 was 27.79% as compared to 27.26% for the three months ended September 30, 2002.

Financial Condition

Overview

Total assets increased to $478.9 million at September 30, 2003, from $453.3 million at December 31, 2002, an increase of $25.6 million, or 5.65%. Investment securities decreased by $23.7 million, or 8.17%, to $266.3 million at September 30, 2003 compared to $290.0 million at December 31, 2002. Net loans outstanding increased by $52.1 million, or 38.62%, to $187.0 million at September 30, 2003, compared to $134.9 million at December 31, 2002. Cash and overnight investments decreased by $3.1 million, or 29.81%, to $7.3 million at September 30, 2003, from $10.4 million at December 31, 2002.

The growth in assets was funded by an increase in deposits of $18.4 million, an increase in securities sold under agreements to repurchase of $2.1 million and an increase in stockholders' equity of $5.9 million.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at September 30, 2003 were $187.0 million, an increase of $52.1 million, or 38.62%, compared to the December 31, 2002 balance of $134.9 million. Loans receivable, net, represented 39.05% of total assets at September 30, 2003, compared to 29.76% of total assets at December 31, 2002. The increase in commercial real estate and commercial-other loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The increase in the balance of residential mortgage loans resulted from the Bank purchasing adjustable rate mortgage loans from mortgage brokers.

The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 2003, compared to December 31, 2002:

                                        At September 30, 2003         At December 31, 2002
                                       -----------------------      -----------------------
                                         Amount       Percent         Amount        Percent
                                       ----------    ---------      ----------     --------
                                                      (Dollars In Thousands)

Real Estate Loans:
Commercial  (1)                       $  89,871        47.56%      $  65,569        47.89%
Residential   (2)                        46,645        24.68          32,344        23.62
                                      ---------      -------       ---------      -------
   Total real estate loans              136,516        72.24          97,913        71.51
                                      ---------      -------       ---------      -------
Other Loans:
Consumer Loans                           15,287         8.09          13,762        10.05
Commercial                               37,174        19.67          25,249        18.44
                                      ---------      -------       ---------      -------
   Total other loans                     52,461        27.76          39,011        28.49
                                      ---------      -------       ---------      -------
Total loans receivable                  188,977       100.00%        136,924       100.00%
                                      ---------      =======       ---------      =======
Less:
Deferred fees and costs                     205                         (239)
Allowance for losses                     (2,227)                      (1,759)
                                      ---------                    ---------
   Total loans receivable, net        $ 186,955                    $ 134,926
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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of September 30, 2003 recorded charge-offs on three loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At September 30, 2003 and December 31, 2002, we had an allowance for loan losses of approximately $2,227,000 and $1,759,000, respectively. Management believes that the allowance for loan losses at September 30, 2003 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2003:


                                                                Percent of
                                                               Loans in Each
                                 Amount of     Loan Amounts     Category to
                                 Allowance     By Category      Total Loans
                               -------------- --------------- ----------------
                                           (Dollars In Thousands)

        Commercial                $   508       $  37,174           19.67%
        Commercial mortgage         1,228          89,871           47.56
        Residential mortgage          226          46,645           24.68
        Consumer                      114          15,287            8.09
        Unallocated                   151              --              --
                                  -------       ---------          ------
             Total                $ 2,227       $ 188,977          100.00%
                                  =======       =========          ======

The following table summarizes the allocation of the allowance for loan losses at December 31, 2002:


                                                                Percent of
                                                               Loans in Each
                                 Amount of     Loan Amounts     Category to
                                 Allowance     By Category      Total Loans
                               -------------- --------------- ----------------
                                           (Dollars In Thousands)
        Commercial                $   370       $  25,249           18.44%
        Commercial mortgage           959          65,569           47.89
        Residential mortgage          182          32,344           23.62
        Consumer                      112          13,762           10.05
        Unallocated                   136              --              --
                                  -------       ---------          ------
                 Total            $ 1,759       $ 136,924          100.00%
                                  =======       =========          =======

The following table summarizes the transactions in the allowance for loan losses for the nine months ended September 30, 2003 and 2002:

                                                       For the Nine Months Ended
                                                              September 30,
                                                          2003          2002
                                                          ----          ----
                                                       (Dollars In Thousands)

       Balance at beginning of period                  $  1,759      $  1,998

       Provision for loan losses                            219           156

       Recoveries                                           250            --

       Charge-offs                                           (1)         (455)
                                                       --------       -------
       Balance at end of period                        $  2,227       $ 1,699
                                                       ========       =======

       Ratio of net charge-offs (recoveries) to
        average total loans                               (0.16)%        0.34%

       Ratio of allowance to non-performing loans           n/a           n/a

Investment Securities

Total investment securities decreased by $23.7 million, or 8.17%, to $266.3 million at September 30, 2003 from $290.0 million at December 31, 2002. Investment securities classified as available for sale decreased by $29.7 million, or 10.74%, to $246.9 million, while investment securities classified as held to maturity increased by $5.9 million, or 43.70%, to $19.4 million. The decrease in the available for sale portfolio resulted from prepayments of mortgage backed securities, scheduled maturities of corporate debentures and the sale of mortgage backed securities. These funds were invested in loans, which is consistent with management's plan to continue to grow the loan portfolio, which will increase the yield on earning assets.

The following table presents the book values and the fair values at September 30, 2003 and December 31, 2002, respectively, for each major category of the Company's investment portfolio:

                                                                          At September 30, 2003
                                                     ---------------------------------------------------------------------
                                                                              Gross               Gross
                                                                            Unrealized         Unrealized
                                                      Amortized Cost          Gains              Losses        Fair Value
                                                     ----------------      ------------       ------------    ------------
                                                                                 (In Thousands)
         Available for sale securities:
         -----------------------------
            U.S. Government agencies                   $   4,998             $    47          $      --        $   5,045
            Corporate notes                               11,263                 243                 --           11,506
            Mortgage backed securities                   199,302               1,181               (774)         199,709
            Mutual funds                                  22,789                  --               (154)          22,635
            U.S. Government agency
                preferred stock                            2,505                   8               (146)           2,367
            Common stock                                   3,456                 377                (18)           3,815
            Trust preferred obligations                    1,985                  --               (182)           1,803
                                                       ---------            --------          ---------        ---------
               Total                                   $ 246,298            $  1,856          $  (1,274)       $ 246,880
                                                       =========            ========          =========        =========
         Held to maturity:
         -----------------
            Trust preferred obligations                $  11,163            $    229          $     (34)       $  11,357
            Mortgage backed securities                     3,909                  57                 --            3,966
                                                           4,350                  --                 --            4,350
                                                       ---------            --------          ---------        ---------
              Total                                    $  19,421            $    286          $     (34)       $  19,673
                                                       =========            ========          =========        =========

                                                                          At December 31, 2002
                                                     ---------------------------------------------------------------------
                                                                              Gross               Gross
                                                                            Unrealized         Unrealized
                                                      Amortized Cost          Gains              Losses        Fair Value
                                                     ----------------      ------------       ------------    ------------
                                                                                  (In Thousands)
         Available for sale securities:
         -----------------------------
            U.S. Government agencies                   $  35,993            $    181          $      --        $  36,174
            Corporate notes                               26,759                 570               (372)          26,957
            Mortgage backed securities                   164,192               2,198               (179)         166,211
            Mutual funds                                  40,552                  18                 --           40,570
            U.S. Government agency
                preferred stock                            2,505                  27               (115)           2,417
            Common stock                                   2,622                  --               (135)           2,487
            Trust preferred obligaions                     1,985                  --               (232)           1,753
                                                       ---------            --------          ---------        ---------
              Total                                    $ 274,608            $  2,994          $  (1,033)       $ 276,569
                                                       =========            ========          =========        =========
         Held to maturity:
         -----------------
            Trust preferred obligations                $   5,451            $     82          $     (33)       $   5,500
            Corporate notes                                2,249                  36                 --            2,285
            Mortgage backed securities                     5,666                  93                 --            5,759
            Other                                            100                  --                 --              100
                                                       ---------            --------          ---------        ---------
              Total                                    $  13,466            $    211          $     (33)       $  13,644
                                                       =========            ========          =========        =========

Deposits

Total deposits increased by $18.4 million, or 6.00%, to $325.2 million at September 30, 2003 from the December 31, 2002 balance of $306.8 million. Demand deposits decreased $5.3 million, or 25.98%, to $15.1 million at September 30, 2003, from $20.4 million at December 31, 2002. Interest-bearing checking accounts grew $8.9 million, or 10.50%, to $93.7 million, compared to $84.8 million at December 31, 2002. Savings, including money market accounts, increased $9.5 million, or 11.10%, to $95.1 million from the balance of $85.6 million at December 31, 2002. Total certificates of deposit increased by $5.2 million, or 4.48%, to $121.2 million from the December 31, 2002 balance of $116.0 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the date indicated.

                                                               September 30, 2003                 December 31, 2002
                                                           Amount    Percent     Rate         Amount    Percent     Rate
                                                          --------  ---------   ------       --------  ---------   ------
                                                                              (Dollars In Thousands)

       Demand, non-interest-bearing                       $ 15,130     4.65%       --%      $  20,398      6.65%       --%
       Demand, interest-bearing                             93,709    28.82      1.22          84,761     27.63      2.19
       Savings, including money market accounts             95,146    29.26      1.20          85,595     27.90      2.23
       Certificates of deposit                             121,190    37.27      3.47         115,997     37.82      3.99
                                                         ---------   ------     -----       ---------    ------     -----

       Total deposits                                    $ 325,175   100.00%     2.01%      $ 306,751    100.00%      2.80%
                                                         =========   ======     =====       =========    ======      =====

Borrowed Money

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $9.9 million at September 30, 2003, an increase of $2.1 million, or 26.92%, from the total of $7.8 million at December 31, 2002. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of September 30, 2003, the amount of advances outstanding from the FHLB was $97.4 million, a decrease of $400,000, or 0.41%, compared to the $97.8 million outstanding at December 31, 2002. This decrease resulted from the amortization of principal on certain of the advances. The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of September 30, 2003 the Bank's maximum borrowing capacity was $253.4 million.

At September 30, 2003 the advances consisted of $0.9 million of fixed rate advances, with a weighted average rate of 5.32%, that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $1.3 million at December 31, 2002.

At September 30, 2003, one advance in the amount of $1.0 million with an interest rate of 5.11%, maturing in October 2003 was outstanding. This advance pays interest monthly and principal at maturity.

The remaining $95.5 million of advances at September 30, 2003, consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of September 30, 2003, the FHLB has not elected to convert any advances to a variable rate.

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

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2003 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

Stockholders' Equity

Stockholders' equity at September 30, 2003 was $34.5 million, an increase of $5.9 million or 20.63%, from the December 31, 2002 balance of $28.6 million. The increase results from net income of $1.9 million, proceeds from the exercise of warrants by warrant holders of $4.8 million, proceeds from the exercise of options by option holders of $166,000 and a decrease in unrealized gains on available for sale securities of $910,000 (net of taxes). As part of the original offering of stock to the public, the Company granted 760,205 warrants entitling the holders to purchase common shares at $6.67. The warrants expired on June 30, 2003. A total of 717,452 warrants were exercised during the current nine month period, generating $4.8 million of equity.

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

At September 30, 2003, we had no loans that were delinquent more than 30 days. At December 31, 2002, we had three loans with an aggregate unpaid balance of $25,000, that were delinquent more than 30 days. At September 30, 2003 and December 31, 2002 we did not have any non-performing loans.

During the nine months ended September 30, 2003 we charged-off one loan in the amount of $1,000. During the nine months ended September 30, 2002 we classified one loan as non-performing and restructured the loan. As part of the restructuring we charged off $454,000 and recorded the new debt at the present value of the expected future cash flows of the new loan. Following this restructuring the loan was returned to performing status. During the nine months ended September 30, 2002 we also charged-off an unsecured consumer loan in the amount of $1,000.

During the nine months ended September 30, 2003, we recovered $250,000 of a prior charge-off.

Classification of Assets

Federal   regulations   provide  for  the   classification   of   delinquent  or
non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At September 30, 2003 we had five loans totaling $1,580,000 classified as "Special Mention", one loan totaling $428,000 classified as "Substandard" and no loans classified as "Doubtful" or "Loss."

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of September 30, 2003 and December 31, 2002, the Company's level of liquidity was in excess of the minimum established by Board policy.

American Bank Incorporated's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at September 30, 2003 totaled $47.8 million. This consisted of $13.6 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $29.5 million under lines of credit, including $5.0 million in home equity lines of credit and $4.7 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to American Bank Incorporated.

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

                                                                 September 30, 2003
                               ------------------------------------------------------------------------------------
                                                                      Due after
                                                   Due after           Sep 30,
                                   Due by        Sep 30, 2004       2006 through     Due after
                                   Sep 30,        through Sep          Sep 30,        Sep 30,
                                    2004           30, 2006             2008            2008           Total
                               ---------------- --------------- ----------------- --------------- -----------------
                                                                   (In Thousands)

   Time deposits                  $  77,226       $  34,526         $   9,438       $      --        $  121,190
   Short-term debt                    9,864              --                --              --             9,864
   Long-term debt                     1,258             399            15,242          80,521            97,420
   Operating leases                     323             624               617              --             1,564
                                  ---------       ---------         ---------       ---------        ----------
   Total                          $  88,671       $  35,549         $  25,297       $  80,521        $  230,038
                                  =========       =========         =========       =========        ==========

The Company is not aware of any other known trends or any known demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

Regulatory Capital

The greater the capital resources, the more likely the Company will be able to meet its cash obligations and unforeseen expenses. American Bank Incorporated has a strong capital position.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at September 30, 2003 and December 31, 2002. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                   Required to be
                                                                       Required for Capital          Considered
                                                 Actual                 Adequacy Purposes        "Well Capitalized"
                                           ----------------------     ----------------------   ----------------------
                                            Amount    Percentage       Amount    Percentage     Amount    Percentage
                                           --------  ------------     --------  ------------   --------  ------------
September 30, 2003                                                   (Dollars In Thousands)
---------------------------------------
Total Capital to Risk Weighted Assets:
       Company                            $ 46,587      18.03%       $  20,669       8.00%          n/a     n/a
       Bank                                 38,767      15.22           20,371       8.00      $ 25,463   10.00%

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                              44,360      17.17           10,335       4.00           n/a     n/a
       Bank                                 36,540      14.35           10,185       4.00        15,278    6.00

Leverage Ratio:
       Company                              44,360       9.20           18,928       4.00           n/a     n/a
       Bank                                 36,540       7.66           19,086       4.00        23,857    5.00

December 31, 2002:
---------------------------------------
Total Capital to Risk Weighted Assets:
       Company                            $ 39,092      15.05%        $ 20,779       8.00%          n/a     n/a
       Bank                                 34,050      13.25           20,552       8.00      $ 25,689   10.00

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                              36,177      13.93           10,390       4.00           n/a     n/a
       Bank                                 32,282      12.57           10,276       4.00        15,414    6.00

Leverage Ratio:
       Company                              36,177       8.13           17,828       4.00           n/a     n/a
       Bank                                 32,282       7.29           17,702       4.00        22,127    5.00


Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of September 30, 2003, an increase of 200 basis points in rates is estimated to result in an increase of 6.60% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 6.0% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

                  (a) Exhibit 31.1, Certification of Chief Executive Officer
                      Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
                      Exhibit 31.2, Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
                      Exhibit 32, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) On July 15, 2003, the Company filed Form 8-K under Item 7-Financial Statements, Pro Forma Financial Information, and Exhibits and Item 9-Regulation FD Disclosure-Item 12 Information announcing the results of its operations for the fiscal quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMERICAN BANK INCORPORATED
Registrant



November 12, 2003                             By: /s/ Mark W. Jaindl
-------------------------------                  -------------------------------
Date:                                            Mark W. Jaindl,
                                                 President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)


November 12, 2003                             By: /s/ Harry C. Birkhimer
-------------------------------                  -------------------------------
Date:                                            Harry C. Birkhimer,
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)