Form 10KSB
period 2003-12-31
AMERICAN BANK INC
filed 2004-03-30
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from _______ to _______

                         Commission File Number: 0-31246

                           AMERICAN BANK INCORPORATED
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

          PENNSYLVANIA                                        01-0593266
          ------------                                       ----------
    (State or Other Jurisdiction                          (I.R.S. Employer
  of Incorporation or Organization)                     Identification Number)

            4029 WEST TILGHMAN STREET, ALLENTOWN, PENNSYLVANIA 18104
            --------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

(1)  YES [X].    NO [ ].
         ----       ----

(2)  YES [X].    NO [ ].
         ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The Registrant's revenues for the year ended December 31, 2003 were $21.2 million.

     As of March 15, 2004, there were 7,172,058 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 15, 2004 was $21.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of Annual Report to Stockholders (Parts II and IV)

2.       Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III)

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

AMERICAN BANK INCORPORATED

     American Bank Incorporated was organized in August 2001 at the direction of the Board of Directors of American Bank for the purpose of acting as the stock holding company of American Bank. American Bank Incorporated's assets consist primarily of its investment in American Bank of $36.8 million. American Bank Incorporated's principal business is overseeing and directing the business of American Bank. At December 31, 2003, American Bank Incorporated had total consolidated assets of $482.0 million, total deposits of $332.3 million and stockholders' equity of $35.0 million.

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

     AmericanBank Online and pcbanker.com are registered trademarks of American Bank and the brand names for Internet banking and financial services provided by American Bank. Through AmericanBank Online and pcbanker.com, American Bank delivers convenience through innovative technology, absent the restrictions of time and geography, by offering an expanding menu of real-time, web-browser based Internet banking and financial services. As America's first "Nationwide Community Bank," American Bank offers the convenience of Internet banking with the "old-fashioned" service expected from a traditional community bank. By incorporating current technology and the resulting economies of scale, the Bank offers some of the best interest rates in the country on both deposit and loan products, delivered with a premier level of service.

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

     LOAN PORTFOLIO COMPOSITION. The following information details the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, and allowance for losses) as of the dates indicated:

                                                                           AT DECEMBER 31,
                                  -------------------------------------------------------------------------------------------
                                         2003              2002               2001              2000              1999
                                  -----------------  -----------------  ----------------- ----------------- -----------------
                                   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT   PERCENT  AMOUNT   PERCENT
                                  --------  -------  --------  -------  -------- -------- --------  ------- --------  -------
                                                                           (IN THOUSANDS)
Real Estate Loans:
------------------
Commercial(1) ..................  $ 96,609   46.66%  $ 65,569   47.89%  $ 40,668   29.50% $ 29,183   23.89% $ 16,726   30.83%
Residential(2) .................    53,393   25.79     32,344   23.62     64,810   47.01    64,466   52.78    18,475   34.06
                                  --------  ------   --------  ------   --------  ------  --------  ------  --------  ------
   Total real estate loans .....   150,002   72.45     97,913   71.51    105,478   76.51    93,649   76.67    35,201   64.89
                                  --------  ------   --------  ------   --------  ------  --------  ------  --------  ------
Other Loans:
------------
Consumer loans(3) ..............    15,098    7.29     13,762   10.05     11,237    8.15    10,235    8.38     8,085   14.90
Commercial .....................    41,937   20.26     25,249   18.44     21,139   15.34    18,264   14.95    10,959   20.21
                                  --------  ------   --------  ------   --------  ------  --------  ------  --------  ------
   Total other loans ...........    57,035   27.55     39,011   28.49     32,376   23.49    28,499   23.33    19,044   35.11
                                  --------  ------   --------  ------   --------  ------  --------  ------  --------  ------
Total loans receivable .........   207,037  100.00%   136,924  100.00%   137,854  100.00%  122,148  100.00%   54,245  100.00%
                                  --------  ======   --------  ======   --------  ======  --------  ======  --------  ======
Less:
-----
Deferred (fees) and costs ......       207               (239)              (267)             (292)             (165)
Allowance for losses ...........    (2,412)            (1,759)            (1,998)           (1,242)             (767)
                                  --------           --------           --------          --------          --------
   Total loans receivable, net .  $204,832           $134,926           $135,589          $120,614          $ 53,313
                                  ========           ========           ========          ========          ========

----------
(1) Commercial real estate loans include multi-family residential real estate loans.

(2) Residential real estate loans include one- to four-family real estate loans and residential construction loans.

(3)  Consumer loans include home equity loans and home equity lines of credit.

     LOAN APPROVALS. Loan approvals are made in accordance with a policy that includes delegated authorities approved by the Board of Directors. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Generally, loans of $1,000,000 or less may be approved by one or more authorized senior officers, as required by policy. Loans over $1,000,000 require approval by the Loan Committee or by the Board of Directors.

     COMMERCIAL REAL ESTATE LOANS. American Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2003, $96.6 million, or 46.66% of American Bank's total loan portfolio consisted of loans secured by commercial real estate properties, which include multi-family residential real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty years. At December 31, 2003, the largest such loan had a balance of $5.2 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

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

     MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. American Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At December 31, 2003, $6.9 million, or 3.35% of our total loan portfolio consisted of loans secured by multifamily residential real estate (multi-family residential real estate loans are included in commercial real estate loans in the loan portfolio composition table above). The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at one- to five-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At December 31, 2003, the largest such loan had a balance of $902,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

     ONE- TO FOUR-FAMILY REAL ESTATE MORTGAGE LENDING. American Bank originates loans secured by first mortgages on existing or new construction, one- to four-family residences located in its local market area. We may purchase one- to four-family real estate loans, primarily adjustable rate mortgages, from other lenders. The loans purchased are of similar credit quality and meet substantially similar credit standards as loans we originate. We monitor this portfolio for geographic concentrations. At December 31, 2003, $53.4 million, or 25.79% of American Bank's total loans receivable, consisted of one- to four-family residential real estate and construction loans. We originated $31.1 million, $24.7 million, and $18.2 million of one- to four-family residential mortgage and construction loans for the years ended December 31, 2003, 2002, and 2001, respectively. We purchased adjustable rate one- to four-family residential mortgages of $-0-, $-0-, and $24.7 million during the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, American Bank had no mortgage loans secured by one- to four-family real estate that were delinquent in excess of 30 days.

     Generally, our fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing, with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Due to the inherent interest rate risk associated with holding long-term assets, we have historically sold a substantial portion of the fixed-rate residential mortgage loans we originate. During the years ended December 31, 2003, 2002, and 2001, we sold $25.0 million, $19.7 million, and $12.3 million of fixed-rate one- to four-family mortgage loans, respectively. However, depending on interest rates, we may keep fixed-rate mortgages in our portfolio. Our residential mortgage loans customarily include "due on sale" clauses, which gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan has not been paid in full.

     American Bank originates and purchases adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At December 31, 2003, $27.2 million, or 13.16% of our total loan portfolio, was comprised of residential ARM loans and subject to periodic interest rate adjustments. We typically originate and purchase ARM loans primarily for our own portfolio. Our ARM loans provide for an initial interest rate period, which may be from one to ten years. After the initial interest rate period the loans adjust every year and are based on the one-year U.S. Treasury constant maturity index plus a margin. Our ARM loans are typically based on up to a 30-year amortization schedule. For one-year ARM loans, we qualify the borrowers at the initial rate plus two percent. For all other ARM loans, we qualify the borrowers at the initial rate. Our current ARM loans do not provide for negative amortization. American Bank's ARM loans generally provide for initial, ongoing, and lifetime interest rate caps and may include discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust at the first interest adjustment date, based on the market rates of interest at the time the loan was originated or purchased. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.

     RESIDENTIAL CONSTRUCTION LENDING. American Bank originates residential construction loans to individuals who have a contract with an approved builder for the construction of their residence. As of December 31, 2003, $261,000, or 0.13%, of our total loan portfolio consisted of residential construction loans. Our construction loans are generally secured by property located in our primary market area. Construction loans to individuals are generally originated pursuant to the same policy regarding loan-to-value ratios as are used in connection with loans secured by one- to four-family residential real estate. At December 31, 2003, we had no residential construction loans that were delinquent in excess of 30 days.

     CONSUMER LENDING. American Bank originates a variety of consumer loans primarily on a secured basis. The loans are generally originated in our local market area, however, we currently originate consumer loans (primarily home equity loans) throughout the Commonwealth of Pennsylvania through pcbanker.com. Our business plan provides for continued growth in originating and closing home equity loan products throughout the Commonwealth of Pennsylvania. Consumer loans include home equity loans, home equity lines of credit, loans secured by certificates of deposit, savings accounts, automobiles and unsecured personal loans. Our home equity loans are typically secured by a first or second mortgage on residential property and have repayment terms ranging from one year to 15 years. American Bank's home equity lines of credit are also secured, typically by a first or second mortgage on residential property, and have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"), which may adjust daily. These loans generally mature in 15 years or less. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At December 31, 2003, consumer loans amounted to $15.1 million, or 7.29% of the total loan portfolio. At that date, we had no consumer loans that were delinquent in excess of 30 days.

     At December 31, 2003, the largest component of the consumer loan portfolio consisted of fixed-rate home equity loans, which totaled $6.9 million, or 3.34% of the total loan portfolio. At December 31, 2003, outstanding balances of variable-rate home equity lines of credit totaled $2.6 million with total unused commitments of $5.2 million.

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

     COMMERCIAL LOANS. American Bank originates commercial loans, which are frequently secured by real estate, although the decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower, and secondarily on the value of and ability to liquidate the collateral. We generally require annual financial statements and Federal tax returns from our corporate borrowers, and personal guarantees from the business principals. We also generally require an appraisal of any real estate that secures the loan. Our portfolio of commercial business loans as of December 31, 2003, had a balance of $41.9 million, which represented 20.26% of the total loan portfolio. On that date, the largest such loan had a balance of $1.1 million. As of December 31, 2003, American Bank had no commercial business loans that were delinquent in excess of 30 days.

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

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, and loans having no stated schedule of repayments and no stated maturity, are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loans losses. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table does not reflect the effects of enforcement of due-on-sale clauses.

                                      MULTI-FAMILY AND
                                       COMMERCIAL REAL    CONSTRUCTION OR                         COMMERCIAL
                 ONE- TO FOUR-FAMILY       ESTATE           DEVELOPMENT         CONSUMER           BUSINESS             TOTAL
                 ------------------- ------------------ ------------------ ------------------ ------------------ ------------------
                            WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                            AVERAGE            AVERAGE            AVERAGE            AVERAGE            AVERAGE            AVERAGE
                   AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                 ---------  -------- --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
                                                               (DOLLARS IN THOUSANDS)
DUE DURING
 YEARS ENDING
 DECEMBER 31,
-------------

2004(1) .......   $  1,160   4.22%   $    549   7.81%   $ 12,218   5.72%   $  2,676   4.96%   $ 21,101   5.64%   $ 37,704   5.61%
2005 to 2008 ..        510   5.50      17,939   6.37          --     --       6,451   4.64      16,720   5.87      41,620   5.89
2009 and beyond     51,461   5.25      66,165   6.00          --     --       5,971   5.59       4,116   5.96     127,713   5.68
                  --------   ----    --------   ----    --------   ----    --------   ----    --------   ----    --------   ----
Total .........   $ 53,131   5.24%   $ 84,653   6.09%   $ 12,218   5.72%   $ 15,098   5.07%   $ 41,937   5.76%   $207,037   5.71%
                  ========   ====    ========   ====    ========   ====    ========   ====    ========   ====    ========   ====

----------

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after December 31, 2004, that have predetermined interest rates is $66.5 million, while the total amount of loans due after this date that have floating or adjustable interest rates is $102.8 million.

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

     At December 31, 2003, we had no loans delinquent more than 30 days, no loans classified as non-performing or non-accrual and no assets acquired in settlement of loans. During the year ended December 31, 2003, we had two loans that we classified as non-performing. We charged off these two loans, which totaled $2,900. During the year ended December 31, 2002, we had one loan that we classified as non-performing. We charged off $455,000 on this loan and originated a new loan to new borrowers for the same business, which is performing in accordance with its terms. During January of 2003, we recovered $250,000 of the charge-off. During the year ended December 31, 2001 we did not charge off any loans, nor were any loans classified as nonperforming or nonaccrual.

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by American Bank as a result of foreclosure or by deed in lieu of foreclosure would be classified as real estate acquired in settlement of loans until sold. At December 31, 2003 we had no real estate acquired in settlement of loans.

     RESTRUCTURED LOANS. Under accounting principles generally accepted in the United States of America, American Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if American Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, and troubled debt restructurings do not necessarily result in non-accrual loans. We had no restructured loans as of December 31, 2003.

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

     At December 31, 2003, the aggregate amount of our assets classified as "Special Mention" and "Substandard" were $1,550,000 and $1,432,000, respectively. No assets were classified as "Doubtful," and no assets were classified as "Loss."

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

     The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of December 31, 2003 had recorded losses on three loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked, as a basis for determining our loss factors.

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

     At December 31, 2003 and December 31, 2002, American Bank had an allowance for loan losses of approximately $2,412,000 and $1,759,000, respectively. Management believes that the allowance for loan losses at December 31, 2003 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while American Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect American Bank's financial condition and results of operations.

     The following table sets forth an analysis of American Bank's allowance for loan losses.

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                        -----------------------------------------------------
                                          2003        2002        2001       2000      1999
                                        -------     -------     -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning period .........   $ 1,759     $ 1,998     $ 1,242    $   767    $   508
Provision for loan losses ...........       405         212         651        475        259
Allowance recorded in connection
  with purchase of loan pools .......        --          --         105         --         --
Recoveries ..........................       251           4          --         --         --
Charge-offs .........................        (3)       (455)         --         --         --
                                        -------     -------     -------    -------    -------
Net (charge-offs) recoveries ........       248        (451)         --         --         --
                                        -------     -------     -------    -------    -------
Balance at end of period ............   $ 2,412     $ 1,759     $ 1,998    $ 1,242    $   767
                                        =======     =======     =======    =======    =======
Ratio of net charge-offs during the                                               %          %
  period to average loans outstanding
  during the period .................     (0.15)       0.34           0%         0%         0%
                                        =======     =======     =======    =======    =======
Ratio of net charge-offs during the
  period to average non-performing
  assets ............................         0%          0%          0%         0%         0%
                                        =======     =======     =======    =======    =======

     The allocation of our allowance for loan losses at the dates indicated is summarized as follows:

                                                               DECEMBER 31,
                -------------------------------------------------------------------------------------------------------------
                                2003                                2002                                   2001
                ---------------------------------    ----------------------------------     ---------------------------------
                                         PERCENT                               PERCENT                               PERCENT
                                         OF LOANS                              OF LOANS                              OF LOANS
                               LOAN      IN EACH                     LOAN      IN EACH                     LOAN      IN EACH
                 AMOUNT       AMOUNTS    CATEGORY    AMOUNT OF      AMOUNTS    CATEGORY      AMOUNT       AMOUNTS    CATEGORY
                 OF LOSS        BY       TO TOTAL       LOSS          BY       TO TOTAL      OF LOSS        BY       TO TOTAL
                ALLOWANCE    CATEGORY      LOANS     ALLOWANCE     CATEGORY      LOANS      ALLOWANCE    CATEGORY     LOANS
                ---------    --------    --------    ---------     --------    --------     ---------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Commercial .... $    576     $ 41,937      20.26%     $    370     $ 25,249      18.44%     $    610     $ 21,139      15.34%
Commercial
 mortgage .....    1,327       96,609      46.66           959       65,569      47.89           578       40,668      29.50
Residential
 mortgage            245       53,393      25.79           182       32,344      23.62           400       64,810      47.01
Consumer ......      116       15,098       7.29           112       13,762      10.05           125       11,237       8.15
Unallocated ...      148           --         --           136           --         --           285           --         --
                --------     --------     ------      --------     --------     ------      --------     --------     ------
 Total ........ $  2,412     $207,037     100.00%     $  1,759     $136,924     100.00%     $  1,998     $137,854     100.00%
                ========     ========     ======      ========     ========     ======      ========     ========     ======

                                                DECEMBER 31,
                ------------------------------------------------------------------------
                                  2000                                1999
                ----------------------------------    ----------------------------------
                                          PERCENT                               PERCENT
                                          OF LOANS                              OF LOANS
                               LOAN       IN EACH                     LOAN      IN EACH
                AMOUNT OF     AMOUNTS     CATEGORY    AMOUNT OF     AMOUNTS     CATEGORY
                  LOSS          BY        TO TOTAL       LOSS         BY        TO TOTAL
                ALLOWANCE    CATEGORY      LOANS      ALLOWANCE    CATEGORY      LOANS
                ---------    --------    ---------    ---------    --------    ---------
                                           (DOLLARS IN THOUSANDS)
Commercial ...  $    274     $ 18,264      14.95%     $    164     $ 10,959      20.21%
Commercial
 mortgage ....       391       29,183      23.89           231       16,726      30.83
Residential
 mortgage ....       341       64,466      52.78           125       18,475      34.06
Consumer             107       10,235       8.38            84        8,085      14.90
Unallocated ..       129           --         --           163           --         --
                --------     --------     ------      --------     --------     ------
 Total .......  $  1,242     $122,148     100.00%     $    767     $ 54,245     100.00%
                ========     ========     ======      ========     ========     ======

INVESTMENT ACTIVITIES

     Our securities portfolio is managed by our President and our Chief Financial Officer in accordance with a written investment policy of the Board of Directors that addresses strategies, types, and levels of permitted investments.

     At December 31, 2003, our securities portfolio equaled $252.1 million, or 52.30% of total assets. Our securities portfolio is comprised of mortgage-backed securities, U.S. government and agency securities, corporate debt securities, trust preferred securities, mutual funds and common stock. At December 31, 2003, mortgage-backed securities amounted to $187.9 million, U.S. government and agency securities amounted to $16.0 million, corporate obligations amounted to $6.8 million, trust preferred securities amounted to $13.5 million, common stock in domestic corporations amounted to $4.9 million and mutual funds amounted to $20.3 million. At December 31, 2003, there were no securities of a single issuer (excluding the U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

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

     In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

     The amortized cost and approximate fair value of securities as of December 31, 2003, 2002 and 2001 are summarized as follows:

                                                                   AT DECEMBER 31, 2003
                                                ------------------------------------------------------------
                                                                    GROSS           GROSS
                                                                 UNREALIZED       UNREALIZED
                                                AMORTIZED COST      GAINS           LOSSES        FAIR VALUE
                                                --------------   ----------       ----------      ----------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies ..............        $ 15,997        $     36        $     --         $ 16,033
   Corporate notes .......................           6,685             127              --            6,812
   Mortgage-backed securities ............         184,774             689            (999)         184,464
     Mutual funds, mortgage-backed mutual
       funds .............................          20,427              --            (100)          20,327
     U.S. Government agency preferred
       stock .............................           2,505              25            (273)           2,257
     Common stock ........................           4,224             677              --            4,901
     Trust preferred obligations .........           2,047               9            (104)           1,952
                                                  --------        --------        --------         --------
     Total ...............................        $236,659        $  1,563        $ (1,476)        $236,746
                                                  ========        ========        ========         ========
Held to maturity:
   Trust preferred obligations ...........        $ 11,530        $    263        $    (94)        $ 11,699
   Mortgage-backed securities ............           3,481              54              --            3,535
   Other .................................             350              --              --              350
                                                  --------        --------        --------         --------
     Total ...............................        $ 15,361        $    317        $    (94)        $ 15,584
                                                  ========        ========        ========         ========

                                                                       AT DECEMBER 31, 2002
                                                  -------------------------------------------------------------
                                                                       GROSS          GROSS
                                                                    UNREALIZED      UNREALIZED
                                                  AMORTIZED COST       GAINS          LOSSES         FAIR VALUE
                                                  --------------    ----------      ----------       ----------
                                                                          (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies .................        $ 35,993        $    181        $     --         $ 36,174
   Corporate notes ..........................          26,759             570            (372)          26,957
   Mortgage-backed securities ...............         164,192           2,198            (179)         166,211
   Mutual funds .............................          40,552              18              --           40,570
   Trust preferred obligations ..............           1,985              --            (232)           1,753
    U.S. Government agency preferred stock ..           2,505              27            (115)           2,417
   Common stock .............................           2,622              --            (135)           2,487
                                                     --------        --------        --------         --------
     Total ..................................        $274,608        $  2,994        $ (1,033)        $276,569
                                                     ========        ========        ========         ========
Held to maturity:
   Trust preferred obligations ..............        $  5,451        $     82        $    (33)        $  5,500
   Corporate notes ..........................           2,249              36              --            2,285
   Mortgage-backed securities ...............           5,666              93              --            5,759
   Other ....................................             100              --              --              100
                                                     --------        --------        --------         --------
     Total ..................................        $ 13,466        $    211        $    (33)        $ 13,644
                                                     ========        ========        ========         ========

                                                                       AT DECEMBER 31, 2001
                                                  -------------------------------------------------------------
                                                                       GROSS          GROSS
                                                                    UNREALIZED      UNREALIZED
                                                  AMORTIZED COST       GAINS          LOSSES         FAIR VALUE
                                                  --------------    ----------      ----------       ----------
                                                                          (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies .................        $ 26,351        $    294        $     --         $ 26,645
   Corporate notes ..........................          45,079           1,216            (228)          46,067
   Mortgage backed securities ...............          67,375             326             (83)          67,618
   Mutual funds .............................          30,470              15              --           30,485
   Trust preferred obligations ..............           1,984              --             (93)           1,891
   Other securities .........................           2,505               3             (37)           2,471
                                                     --------        --------        --------         --------
     Total ..................................        $173,764        $  1,854        $   (441)        $175,177
                                                     ========        ========        ========         ========

Held to maturity:
   Trust preferred obligations ..............        $  2,113        $     51        $     (3)        $  2,161
   Corporate notes ..........................           2,249             119              --            2,368
   Mortgage backed securities ...............          10,360             181             (64)          10,477
   Other ....................................             100              --              --              100
                                                     --------        --------        --------         --------
     Total ..................................        $ 14,822        $    351        $    (67)        $ 15,106
                                                     ========        ========        ========         ========

     The maturity schedule of the investment portfolio, by contractual maturity, as of December 31, 2003, is shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty.

                                                                          DUE AFTER FIVE
                             DUE IN ONE YEAR OR    DUE AFTER ONE YEAR    YEARS THROUGH TEN
                                    LESS           THROUGH FIVE YEARS          YEARS           DUE AFTER TEN YEARS
                             ------------------    ------------------    -----------------     -------------------
                               AMOUNT     RATE       AMOUNT     RATE      AMOUNT      RATE       AMOUNT     RATE
                             --------     -----    --------     -----     -------     ----     --------    -------
                                                                      (DOLLARS IN THOUSANDS)
INVESTMENT
SECURITIES
----------
U.S. Government
   Agency ...............     $ 2,011     3.37%     $14,021     3.32%     $    --      --%      $    --       --%
Corporate notes .........       5,800     6.04        1,012     6.30           --       --           --       --
Trust preferred
   Obligations ..........          --       --           --       --           --       --       13,482     9.08
Mutual funds ............          --       --           --       --           --       --           --       --
Mortgage backed
   Securities ...........          --       --           --       --           --       --           --       --
U.S. Government
   agency preferred
   stock ................          --       --           --       --           --       --        2,257     4.41
Common stock ............          --       --           --       --           --       --           --       --
Other ...................         250     3.71           --       --          100     1.94           --       --
                              -------     ----      -------     ----      -------     ----      -------     ----
     Total ..............     $ 8,061     5.35%     $15,033     3.52%     $   100     1.94%     $15,739     8.41%
                              =======     ====      =======     ====      =======     ====      =======     ====
[restubbed]
                             NON-MATURITY AND       MORTGAGE-BACKED
                               MUTUAL FUNDS            SECURITIES                TOTAL
                            -----------------      -----------------      -----------------
                             AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                            --------     ----      --------     ----      --------     ----
INVESTMENT
SECURITIES
----------
U.S. Government
   Agency .............     $     --      --%      $     --      --%      $ 16,033     3.35%
Corporate notes .......           --       --            --       --         6,812     6.08
Trust preferred
   Obligations ........           --       --            --       --        13,482     9.08
Mutual funds ..........       20,327     1.82            --       --        20,327     1.82
Mortgage backed
   Securities .........           --       --       187,945     3.38       187,945     3.38
U.S. Government
   agency preferred
   stock ..............           --       --            --       --         2,257     4.41
Common stock ..........        4,901     1.22            --       --         4,901     1.22
Other .................           --       --            --       --           350     3.45
                            --------     ----      --------     ----      --------     ----
     Total ............     $ 25,228     1.70%     $187,945     3.38%     $252,107     3.60%
                            ========     ====      ========     ====      ========     ====

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

     We believe we are competitive in the types of accounts and interest rates we offer on our deposit products. Commensurate with our Internet banking strategy, we pay interest rates on deposits that are very competitive, and are typically in the top five percent (5%) of banks nationally. We determine deposit interest rates based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various Federal Home Loan Bank of Pittsburgh advance programs and the deposit growth rate we are seeking to achieve.

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

                                                               YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------------------------------
                                        2003                              2002                               2001
                           -------------------------------  ----------------------------------   ------------------------------
                             AVERAGE                           AVERAGE                             AVERAGE
                           OUTSTANDING  INTEREST   AVERAGE   OUTSTANDING   INTEREST    AVERAGE   OUTSTANDING  INTEREST  AVERAGE
                             BALANCE      PAID      RATE       BALANCE       PAID       RATE       BALANCE      PAID      RATE
                           -----------  --------   -------  -----------    --------    -------   -----------  --------  -------
                                                               (DOLLARS IN THOUSANDS)
Demand, non-interest
 bearing ................   $ 15,324    $     --      --%     $ 12,286     $     --       --%     $ 21,358     $  --        --%
Demand,
 interest-bearing .......     94,011       1,263    1.34        76,535        1,673     2.19        52,993      1,795     3.39
Savings .................     91,416       1,386    1.52        85,818        1,975     2.30        55,460      2,188     4.13
Certificates of deposit      120,628       4,163    3.45       103,007        4,115     3.99        94,130      5,394     5.73
                            --------    --------    ----      --------     --------     ----      --------     ------     ----
   Total deposits .......   $321,379    $  6,812    2.12%     $277,646     $  7,763     2.80%     $223,941     $9,377     4.23%
                            ========    ========    ====      ========     ========     ====      ========     ======     ====

     The following table indicates the amount of American Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

                                                                                    MATURITY
                                                        --------------------------------------------------------------
                                                        3 MONTHS OR    OVER 3 TO    OVER 6 TO    OVER 12
                                                            LESS       6 MONTHS     12 MONTHS     MONTHS        TOTAL
                                                        -----------    ---------    ---------    --------     --------
                                                                                 (IN THOUSANDS)
Certificates of deposit less than $100,000  .........     $ 16,037     $ 13,331     $ 21,988     $ 40,922     $ 92,278
Certificates of deposit of $100,000 or more .........        5,845        2,971        4,426       12,993       26,235
Public funds(1) .....................................          119           --            3            3          125
                                                          --------     --------     --------     --------     --------
Total certificates of deposit .......................     $ 22,001     $ 16,302     $ 26,417     $ 53,918     $118,638
                                                          ========     ========     ========     ========     ========

----------

(1)  Deposits from governmental and other public entities.

     FEDERAL HOME LOAN BANK ADVANCES. American Bank has the ability to use advances from the Federal Home Loan Bank of Pittsburgh to supplement its funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Pittsburgh provides various forms of advances, or secured credit, for member financial institutions. As a member of the Federal Home Loan Bank of Pittsburgh, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government and government agencies), subject to certain creditworthiness standards. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. See Note 10 to the Consolidated Financial Statements for additional information related to Federal Home Loan Bank of Pittsburgh advances.

EMPLOYEES

     As of December 31, 2003, we had 46 full-time employees and three part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

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

     SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

     In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the Board of Governors of the Federal Reserve System believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2003, American Bank met each of its capital requirements.

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

     American Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Board of Governors of the Federal Reserve System. As of December 31, 2003, American Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

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

     American Bank Incorporated`s income tax returns have not been audited by the Internal Revenue Service for the past five years.

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

NETWORK AND COMPUTER SYSTEMS COULD FAIL, WHICH COULD ADVERSELY AFFECT OUR
BUSINESS

     Our computer systems and network infrastructure could be vulnerable to unforeseen problems. Because we conduct a substantial portion of our business over the Internet and because we may now or in the future outsource certain critical functions to qualified third parties, our operations depend on our ability, as well as that of our third-party service providers, to protect our computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins, or similar catastrophic events.

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

ITEM 2. PROPERTIES
------------------

PROPERTIES

     The premises from which we operate are located at 4029 West Tilghman Street, Allentown, Pennsylvania. American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2007. American Bank has the option to extend the lease agreement for four additional five-year lease terms. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities, and maintenance and repairs on the building. The lessor, Frederick J. Jaindl, is Chairman and a principal shareholder of American Bank Incorporated. The minimum lease payments due in 2004, 2005 and 2006 under the original terms of the lease are $303,000, $305,000 and $322,000, respectively. We maintain a disaster recovery backup site for our computers and data processing systems. This site is leased from a third party. The lease is for three years expiring in November 2004 and can be renewed for additional 3-year periods. The minimum annual payment under this lease is $14,600 for the year ended 2004.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     American Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2003, American Bank was not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The "Market for Common Stock" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

     Set forth below is certain information as of December 31, 2003 regarding compensation plans that authorize equity securities for issuance to employees and directors of the Company.

====================================================================================================================
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS AND         WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
                                         RIGHTS                  EXERCISE PRICE            ISSUANCE UNDER PLAN
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan Approved by
   Shareholders............             255,588                       6.07                       116,385
--------------------------------------------------------------------------------------------------------------------
Plans not approved by
   Shareholders............               -0-                          -0-                         -0-
====================================================================================================================
         Total.............             255,588                       6.07                       116,385
====================================================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The financial statements of American Bank Incorporated's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

(a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

     There were no changes made in our internal controls during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

     The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The "Proposal I--Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     The "Proposal I--Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The "Transactions with Certain Related Persons" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

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

          (D) Consolidated Statements of Stockholders' Equity

          (E) Consolidated Statements of Cash Flows

          (F) Notes to Consolidated Financial Statements

     (b)  REPORTS ON FORM 8-K
          -------------------

          On October 20, 2003, the Company filed a Current Report on Form 8-K under Item 7-Financial Statements, Pro Forma Financial Information, and Exhibits and Item 12-Results of Operations and Financial Condition, announcing the results of its operations for the fiscal quarter ended September 30, 2003.

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

4.8 Form of Preferred Securities Guarantee Agreement between American Bank Incorporated and Bankers Trust Company, as guarantee trustee*

4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*

4.10 Form of Subordinated Debenture due 2032*

4.11 Form of Common Stock Certificate of American Bank Incorporated*

10.1 Employment Agreement with Mark W. Jaindl*

10.2 Stock Option Plan*

13   Portions of Annual Report to Stockholders

21   Subsidiaries of the Registrant*

23.1 Consent of Beard Miller Company LLP, Independent Auditors

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The "Proposal II--Ratification of Appointment of Auditors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN BANK INCORPORATED

Date: March 26, 2004                   By: /s/ Mark W. Jaindl
                                           -------------------------------------
                                           Mark W. Jaindl
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURES                         TITLE                                     DATE
               ----------                         -----                                     ----
/s/ Frederick J. Jaindl                    Chairman of the Board                        March 26, 2004
------------------------------------
Frederick J. Jaindl

/s/ Mark W. Jaindl                         President,  Chief Executive Officer          March 26, 2004
------------------------------------       and Vice Chairman (Principal
Mark W. Jaindl                             Executive Officer)

/s/ Harry C. Birkhimer                     Vice President and Chief  Financial          March 26, 2004
------------------------------------       Officer (Principal Financial and
Harry C. Birkhimer                         Accounting Officer)

/s/ David M. Jaindl                        Director                                     March 26, 2004
------------------------------------
David M. Jaindl

/s/ Elizabeth B. Gaul                      Director                                     March 26, 2004
------------------------------------
Elizabeth B. Gaul

/s/ John C. Long                           Director                                     March 26, 2004
------------------------------------
John C. Long

/s/ Philip S. Schwartz                     Director                                     March 26, 2004
------------------------------------
Philip S. Schwartz

/s/ Martin F. Spiro                        Director                                     March 26, 2004
------------------------------------
Martin F. Spiro
