Form 10QSB
period 2004-03-31
AMERICAN BANK INC
filed 2004-05-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        --------------      --------------
         Commission file number
                                ----------------------



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

                                [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2004.


   7,187,102    Shares of common stock       Par Value    $.10   /share
---------------                                        ----------


Transitional Small Business Disclosure Format (check one),  [ ]  Yes   [X]  No

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                          PAGE
----------------------------------                                          ----

Item 1         Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets                                    3
               Consolidated Statements of Income                              4
               Consolidated Statements of Changes in Stockholders' Equity     5
               Consolidated Statements of Cash Flows                          6
               Notes to Consolidated Financial Statements                     7

Item 2         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  9

Item 3          Controls and Procedures                                      21

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                             22

Item 2         Changes in Securities and Use of Proceeds                     22

Item 3         Defaults Upon Senior Securities                               22

Item 4         Submission of Matters to Vote of Security Holders             22

Item 5         Other Information                                             22

Item 6         Exhibits and Reports on Form 8-K                              22

               Signatures                                                    22

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to
               Section 302 of Sarbanes-Oxley Act of 2002                     23

Exhibit 31.2   Certification of Chief Financial Officer Pursuant to
               Section 302 of Sarbanes-Oxley Act of 2002                     24

Exhibit 32     Certification Pursuant to Section 906 of Sarbanes-Oxley
               Act of 2002                                                   25

                           AMERICAN BANK INCORPORATED
                           Consolidated Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)

                                                                                 March 31,  December 31,
                                                                                  2004          2003
                                                                               (Unaudited)    (Note 1)

                                     Assets
Cash and due from banks                                                         $   5,397    $   4,623
Interest bearing deposits with bank                                                    76          237
                                                                                ---------    ---------
     Cash and cash equivalents                                                      5,473        4,860

Investment securities available for sale at fair value                            256,592      236,746
Investment securities held to maturity, fair value 2004 $15,539; 2003 $15,584      15,067       15,361
Loans, net of allowance for loan losses of $2,459 and $2,412                      207,420      204,832
Restricted investment in correspondent bank stock                                   7,061        6,994
Bank owned life insurance                                                           8,253        8,178
Premises and equipment, net                                                         1,691        1,808
Accrued interest receivable                                                         1,852        1,973
Other assets                                                                        1,798        1,240
                                                                                ---------    ---------
          Total assets                                                          $ 505,207    $ 481,992
                                                                                =========    =========
                       Liabilities and Stockholders' Equity
                                  Liabilities
Deposits
     Non-interest bearing deposits                                              $  14,087    $  19,964
     Interest bearing deposits                                                    336,179      312,322
                                                                                ---------    ---------
          Total deposits                                                          350,266      332,286

Securities sold under agreements to repurchase                                      7,730        6,909
Long-term debt                                                                     96,292       96,357
Mandatory redeemable convertible debentures                                          --         10,200
Junior subordinated debentures                                                     10,187         --
Accrued interest payable                                                              631          629
Other liabilities                                                                   1,394          648
                                                                                ---------    ---------
          Total liabilities                                                       466,500      447,029
                                                                                ---------    ---------
                              Stockholders' Equity
  Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
       issued and outstanding  -0- shares                                            --           --
  Common stock, par value $0.10 per share; authorized 15,000,000 shares; 7,185,602 shares issued and outstanding, 2004; 6,807,279
       shares issued and outstanding, 2003                                            719          681
Additional paid-in capital                                                         32,467       29,489
Unallocated ESOP shares, at cost  (15,775 shares)                                    (117)        (117)
Retained earnings                                                                   5,020        4,853
Accumulated other comprehensive income                                                618           57
                                                                                ---------    ---------
          Total stockholders' equity                                               38,707       34,963
                                                                                ---------    ---------
          Total liabilities and stockholders' equity                            $ 505,207    $ 481,992
                                                                                =========    =========
    See notes to financial statements.
    ----------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                            Three Months Ended
                                                                            -----------------
                                                                                 March 31,
                                                                             2004      2003
                                                                            -------   -------
Interest Income
   Loans receivable, including fees                                         $ 2,965   $ 2,289
   Investment securities                                                      2,144     2,758
   Other                                                                          1        27
                                                                            -------   -------

     Total interest income                                                    5,110     5,074
                                                                            -------   -------

Interest Expense
   Deposits                                                                   1,588     1,806
   Short-term debt                                                               11         7
   Long-term debt                                                             1,098     1,104
   Mandatory redeemable convertible debentures                                 --         153
   Junior subordinated debentures                                               153      --
                                                                            -------   -------
     Total interest expense                                                   2,850     3,070
                                                                            -------   -------
       Net interest income                                                    2,260     2,004
Provision for loan losses                                                        45      (189)
                                                                            -------   -------
       Net interest income after provision for loan losses                    2,215     2,193
                                                                            -------   -------

Non-interest Income
   Service charges on deposit accounts                                           43        41
   Net realized gains on sale of residential mortgage loans                      30        79
   Net realized gains on sale of securities                                     241      --
   Earnings from bank owned life insurance                                       75        83
   Other income                                                                  55        68
                                                                            -------   -------
     Total non-interest income                                                  444       271
                                                                            -------   -------

Non-interest Expense
   Salaries and employee benefits                                               594       567
   Occupancy and equipment                                                      202       205
   Professional fees                                                            113        47
   Marketing and business development                                            36        21
   Product management                                                           107       108
   Data processing                                                              144       156
   Other operating                                                              224       191
                                                                            -------   -------
     Total non-interest expense                                               1,420     1,295
                                                                            -------   -------
Income before provision for income taxes                                      1,239     1,169
Provision for income taxes                                                      388       357
                                                                            -------   -------
       Net income                                                           $   851   $   812
                                                                            =======   =======
Earnings per share:
   Basic                                                                    $  0.12   $  0.13
                                                                            =======   =======
   Diluted                                                                  $  0.12   $  0.12
                                                                            =======   =======
Cash dividends declared per share                                           $  0.10      --
                                                                            =======   =======

See notes to financial statements
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, except share data)
                                   (Unaudited)

                                       Shares of                                                         Accumulated
                                        Common                                          Unallocated         Other
                                        Stock        Common     Paid-in    Retained        ESOP         Comprehensive
                                        Issued       Stock      Capital    Earnings       Shares        Income (Loss)     Total
                                      ----------- ----------- ---------- ------------ ------------- ----------------- ------------

Balances, December 31, 2003            6,807,279      $  681      $ 29,48  $  4,853       $  (117)    $         57    $    34,963

Comprehensive Income for the
three months ended March 31, 2004:
   Net Income                                                                   851                                           851
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                                            561            561
                                                                                                                      -----------
Total comprehensive income                                                                                                  1,412

Conversion of trust preferred
securities                                 1,506          --         13                                                        13
Dividends reinvested                      68,163           7        557                                                       564
Dividends declared                                                             (684)                                         (684)
Optional purchase through DRIP           259,654          26      2,121                                                     2,147
Exercise of stock options,
including tax benefits                    49,000           5        287                                                       292
                                      ----------      ------    -------    --------       -------     ------------    -----------
Balances, March 31, 2004               7,185,602      $  719    $32,467    $  5,020       $  (117)    $        618    $    38,707
                                      ==========      ======    =======    ========       =======     ============    ===========


                                       Shares of                                                         Accumulated
                                        Common                                          Unallocated         Other
                                        Stock        Common     Paid-in    Retained        ESOP         Comprehensive
                                        Issued       Stock      Capital    Earnings       Shares        Income (Loss)     Total
                                      ----------- ----------- ---------- ------------ ------------- ----------------- ------------

Balances, December 31, 2002            6,077,827      $  608    $24,614    $  2,216       $  (139)    $      1,294    $    28,593

Comprehensive Income for the
three months ended March 31, 2003:
   Net Income                                                                   812                                           812
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                                           (282)          (282)
                                                                                                                      -----------
Total comprehensive income                                                                                                    530

Exercise of stock warrants                14,008           1         92                                                        93
Exercise of stock options,
including tax benefits                     9,000           1        140                                                       141
                                      ----------      ------    -------    --------       -------     ------------    -----------
Balances, March 31, 2003               6,100,835      $  610    $24,846    $  3,028       $  (139)    $      1,012    $    29,537
                                      ==========      ======    =======    ========       =======     ============    ===========

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                2004        2003
                                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $    851    $    812
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                45
                                                                                             (189)
          Depreciation and amortization                                           152         154
          Deferred income tax expense                                            (289)        184
          Income tax benefit on stock options exercised                            90          98
          Proceeds from sale of residential mortgage loans held for sale        1,175       5,863
          Net realized gain on sale of loans                                      (30)        (79)
          Origination of residential mortgage loans held for sale              (1,145)     (5,784)
          Net amortization of securities premiums and discounts                   299         348
          Net realized gain on sales of securities                               (241)       --
          Earnings on bank owned life insurance                                   (75)        (83)
          Decrease in accrued interest receivable                                 121         144
          (Increase) decrease in other assets                                    (558)         69
          Increase (decrease) in accrued interest payable                           2          (9)
          Increase (decrease) in other liabilities                                746        (180)
                                                                             --------    --------
               Net cash provided by operating activities                        1,143       1,348
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                           (57,118)    (62,605)
          Maturities and principal repayments                                  37,201      63,708
          Sales                                                                   888        --
      Securities held to maturity:
          Maturities and principal repayments                                     269       1,620
      Net increase in loans receivable                                         (2,633)     (6,503)
      Purchase of premises and equipment                                          (35)        (70)
      Purchase of restricted investment in bank stock                             (67)       (224)
                                                                             --------    --------
                Net cash used in investing activities                         (21,495)     (4,074)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                              19,067       4,329
      Net increase (decrease) in time deposits                                 (1,087)      5,212
      Net increase in securities sold under agreements to repurchase              821       1,697
      Repayments on long-term debt                                                (65)       (116)
      Conversion of trust preferred secutities                                    (13)         --
      Cash dividends paid                                                        (684)         --
      Issuance of common stock                                                  2,926         136
                                                                             --------    --------
                Net cash provided by financing activities                      20,965      11,258
                                                                             --------    --------
                Increase in cash and cash equivalents                             613       8,532
Cash and cash equivalents at beginning of year                                  4,860      10,440
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $  5,473    $ 18,792
                                                                             ========    ========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                $  2,848    $  3,079
                                                                             ========    ========
     Income taxes paid                                                       $    666    $    215
                                                                             ========    ========

See notes to financial statements.

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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.       Contingent Liabilities and Guarantees

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $3.4 million of standby letters of credit outstanding as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. Potential common shares also include the junior subordinate debentures/mandatory redeemable convertible debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                          For the Three Months
                                                             Ended March 31,
                                                          -------------------
                                                            2004        2003
                                                           ------      ------
                                                          (In Thousands, Except
                                                              Per Share Data)

Numerator-basic earnings per share, net income            $  851       $  812
  Interest paid on junior subordinated debentures/
    mandatory redeemable debentures, net of tax
    effect                                                   101          101
                                                          ------       ------
Numerator-diluted earnings per share                      $  952       $  913
                                                          ======       ======

Denominator:
   Average basic shares outstanding                        6,917         6071
   Average dilutive option effect                             69           93
   Average dilutive warrant effect                          --            221
   Average dilutive mandatory redeemable debentures
     effect                                                 --          1,200
   Average dilutive junior subordinated debenture
     effect                                                1,200         --
                                                          ------       ------
   Average diluted shares outstanding                      8,186        7,585
                                                          ======       ======

Earnings per common share:
   Basic                                                  $ 0.12       $ 0.13
                                                          ======       ======
   Diluted                                                $ 0.12       $ 0.12
                                                          ======       ======

4.       Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three month periods ended March 31, 2004 and 2003 were as follows:

                                                            Three Months Ended
                                                         -----------------------
                                                                March 31,
                                                           2004          2003
                                                          ------        ------
                                                              (In Thousands)

Net income                                               $   851        $   812

Other comprehensive income (loss):
    Unrealized holding gains (losses) on
        available for sale securities                      1,091           (427)
    Reclassification adjustment for gains
        realized in net income                              (241)            --
                                                         -------        -------
 Other comprehensive income (loss) before
        taxes                                                850           (427)
   Income tax  (expense) benefit related to
other comprehensive income                                  (289)           145
                                                         -------        -------
Other comprehensive income (loss)                            561           (282)
                                                         -------        -------
         Total comprehensive income                      $ 1,412        $   530
                                                         =======        =======

5.       Stock Based Compensation

         The Company has a Non-Qualified Stock Option Plan (the "Plan") that provides for grants of stock options to officers and independent directors. The Plan authorizes the issuance of options to purchase 371,973 shares of common stock. Options granted under the Plan will have an option price at least equal to the fair market value of the common stock on the date of the grant. The options expire not more than ten years after the date of the grant. Exercise and vesting dates and terms may vary and are specified at the date of the grant.

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

                                                            Three Months Ended
                                                           --------------------
                                                                March 31,
                                                            2004          2003
                                                           ------        ------
                                                       (In Thousands, Except Per
                                                                Share Data)

Net income, as reported                                   $    851     $    812
Deduct: total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects           (33)         (47)
                                                          --------     --------
Pro forma net income                                      $    818     $    765
                                                          ========     ========

Earnings per share:
   As reported:
     Basic                                                $   0.12     $   0.13

     Diluted                                                  0.12         0.12
   Pro forma:
     Basic                                                    0.12         0.13
     Diluted                                                  0.11         0.11

6.       Dividend Reinvestment and Stock Purchase Plan

         In January 2004, the Company established a dividend reinvestment and stock purchase plan to provide the shareholders of the Company with a convenient and economic method of investing cash dividends and optional cash payments in additional shares of common stock of the Company. The Company registered 2,127,275 shares of its common stock for sale under the plan.

7.       New Accounting Standards

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs"). American Capital Trust I qualifies as a variable interest entity under FIN 46. American Capital Trust I issued mandatory redeemable convertible securities to third party investors and used the proceeds to purchase a like amount of junior subordinated debentures from the Company.

         FIN 46 required the Company to deconsolidate American Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $10,187,000 and reduce mandatory redeemable convertible securities by $10,187,000, which had represented the trust preferred securities of the Trust. The Company's equity interest in the trust subsidiary of $315,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital, subject to previously specified limitations, until further notice. If regulators determine that trust preferred securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003. Certain of these policies are particularly sensitive requiring significant estimates and assumptions to be made by management. Senior management has discussed the development of such estimates and the related Management's Discussion and Analysis disclosure with the Audit Committee of the Company's Board of Directors. The following accounting policies are identified by management as being critical to the results of operations:

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

         The analysis has three components: specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience (we currently review peer group data when considering this factor), delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Actual loan losses may be significantly more than the reserves we have established which could have a material negative effect on the financial results.

         Stock Based Compensation. The Company has a Non-Qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the three months ended March 31, 2004 would have been reduced by $33,000, from $851,000 to $818,000. Basic earnings per share would not have changed from $0.12 per share and diluted earnings per share would have been reduced by $0.01, to $0.11 per share.

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

Results of Operations

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our financial statements and footnotes thereto for the year ended December 31, 2003.

Overview

For the three months ended March 31, 2004, the Company reported net income of $851,000, or $0.12 per diluted share, for an annualized return on average assets of 0.69% and an annualized return on average equity of 9.57%. This is an increase of $39,000, or 4.80%, over net income for the same three-month period in 2003 of $812,000, or $0.12 per diluted share. The increase in net income was primarily the result of an increase of $33.5 million in average interest-earning assets for the three months of 2004 over the same period in 2003 and an increase of 8 basis points in the net interest margin. Also impacting net income was an increase of $173,000 from non-interest income. Net income was negatively impacted by increases of $234,000 in the provision for loan losses and $125,000 in non-interest expenses.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $256,000, or 12.77%, to $2.3 million for the three months ended March 31, 2004, compared to $2.0 million for the same period in 2003. Average interest-earning assets grew to $475.0 million for the three months ended March 31, 2004, an increase of $33.5 million, or 7.59%, as compared to the average of $441.5 million for the three months ended March 31, 2003. Average interest-bearing liabilities grew to $437.4 million for the three months ended March 31, 2004, an increase of $26.3 million, or 6.40%, compared to the average of $411.1 million for the three months ended March 31, 2003. The yield on average interest-earning assets was 4.30% for the three months ended March 31, 2004, a decrease of 30 basis points from the yield of 4.60% for the three months ended March 31, 2003. The cost of funds was 2.61% for the three months ended March 31, 2004, a decrease of 38 basis points from the cost of 2.99% for the three months ended March 31, 2003. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.90% for the three months ended March 31, 2004, as compared to 1.82% for the same period in 2003, an increase of 8 basis points. The increase in the net interest margin resulted from the low interest rate environment. The historic low interest rates during 2003 resulted in a surge of refinancing activity nationwide, which resulted in a significant increase in prepayments in the mortgage-backed securities portfolio. This increase in prepayments required the Company to increase the speed at which the premium paid for this portfolio was amortized into income. Prepayments and refinancing activity have slowed during the current quarter as interest rates have increased. The cost of funds declined at a faster pace during the current quarter as higher rate certificates of deposit matured and were replaced by certificates with lower rates.

Analysis of Net Interest Income

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2004 and 2003 are presented on a comparative basis in the following table:

                                                                               For the Three Months Ended March 31,
                                                                               2004                             2003
                                                             ----------------------------------  ----------------------------------
                                                                          Interest                           Interest
                                                              Average     Income /     Average    Average     Income /    Average
                                                             Balances     Expense       Rates     Balances    Expense      Rates
                                                             --------    --------    ----------   --------   --------   ----------
                                                                                    (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                                  $    135    $      1          0.60%  $ 10,359   $     27         1.04%
   Loans, net                                                 205,406       2,965          5.77    139,477      2,289         6.56
   Investment securities                                       65,735         575          3.50     61,492        808         5.26
   Mortgage backed securities                                 196,694       1,526          3.10    223,826      1,895         3.39
   Restricted investments in bank stock                         7,060          43          2.44      6,306         55         3.49
                                                             --------    --------    ----------   --------   --------   ----------
          Total interest-earnings assets                      475,030       5,110          4.30    441.460      5,074         4.60
                                                             --------    --------    ----------   --------   --------   ----------
Interest-bearing liabilities
   Checking                                                   115,146         348          1.21     87,837        341         1.55
   Savings                                                     92,074         309          1.34     90,471        403         1.78
   Certificates of deposit                                    117,842         931          3.16    118,141      1,062         3.60
   Borrowings                                                 112,304       1,262          4.50    114,406      1,264         4.42
                                                             --------    --------    ----------   --------   --------   ----------
          Total interest-bearing liabilities                  437,366       2,850          2.61    411,125      3,020         2.99
                                                             --------    --------    ----------   --------   --------   ----------
Net earning assets                                           $ 37,664                             $ 30,335
                                                             ========                             ========
Net interest income                                                      $  2,260                             $  2,004
                                                                         ========                             ========
Net interest spread                                                                        1.69%                              1.61%
                                                                                     ==========                         ==========
Net interest margin                                                                        1.90%                              1.82%
                                                                                     ==========                         ==========
Ratio of interest-earning assets to
    Interest-bearing liabilities                               108.61%                              107.38%
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

                                       For the Three Months Ended March 31,
                                                   2004 vs. 2003
                                      -------------------------------------
                                      Increase/(Decrease) Due to     Total
                                      --------------------------   Increase/
                                          Volume       Rate       (Decrease)
                                          ------      ------       ---------

                                                    (In Thousands)
Interest-earning assets:
-----------------------
Interest-earning deposits and
    securities purchased under
    agreements to resell                  $ (17)      $   (9)        $  (26)
Loans receivable                            951         (275)           676
Investment securities                        56         (289)          (233)
Mortgage backed securities                 (230)        (139)          (369)
Restricted investment in bank stock           7          (19)           (12)
                                          -----       ------         ------
Total interest-earning assets               767         (731)            36
                                          -----       ------         ------
Interest-bearing liabilities:
Checking deposits                            92          (85)             7
Savings deposits                              7         (101)           (94)
Time deposits                                (3)        (128)          (131)
Borrowings                                  (23)          21             (2)
                                          -----       ------         ------
Total interest-bearing liabilities           73         (293)          (220)
                                          -----       ------         ------
Net Increase (decrease)                   $ 694       $ (438)        $  256
                                          =====       ======         ======

Provision For Loan Losses

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $45,000 for the three months ended March 31, 2004 and a credit to the provision of $189,000 for the three-month period ended March 31, 2003. The increase in the provision during the three-month period of 2004 resulted from an increase in loans outstanding. During the three-month period of 2003 we recovered a portion of a prior charge-off which reduced the amount of the provision deemed necessary to cover potential losses.

We had no charge-offs for the three months ended March 31, 2004 or 2003. We had a recovery of a prior charge-off, in the amount of $2,000, during the three months ended March 31, 2004 and we had a recovery of a prior charge-off, in the amount of $250,000, during the three months ended March 31, 2003. We will continue to record a provision for loan losses in an amount necessary to maintain the allowance for loan losses at a level deemed adequate to cover potential losses in the loan portfolio.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2004 was $444,000, an increase of $173,000, or 63.84%, compared to $271,000 for the three months ended March 31, 2003. Service charges on deposit accounts increased $2,000 to $43,000 in the 2004 period compared to $41,000 in the 2003 period. Gains on sale of loans for the three months ended March 31, 2004, were $30,000, a decrease of $49,000, or 62.02%, compared to $79,000 for the three months ended March 31, 2003. This is a result of a slow down in refinancing activity in the residential mortgage portfolio as rising interest rates reduced many borrowers incentive to refinance exiting mortgages. Management continues to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated as a means of controlling interest rate risk. Gains on sale of securities for the three months ended March 31, 2004, were $241,000, compared to $0 for the three months ended March 31, 2003. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives. Earnings from Bank-owned life insurance amounted to $75,000 in the current three month period, a decrease of $8,000, or 9.64%, compared to $83,000 during the three month period in 2003. The decrease results from the earnings crediting rate being lower in than it was in 2003. Other non-interest income amounted to $55,000 for the three months ended March 31, 2004, a decrease of $13,000 or 19.12%, from the $68,000 recorded for the three months ended March 31, 2003. The decrease in other income was primarily the result of decreases in debit card point-of-sale fees and ATM transaction fees.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2004 increased $125,000, or 9.65%, to $1,420,000 from $1,295,000 for the three months ended
March 31, 2003. Salaries and benefits for the three months totaled $594,000, an increase of $27,000, or 4.76%, compared to the same three months in 2003, due primarily to merit pay increases. Professional fees increased by $66,000, or 140.43%, to $113,000, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due to legal, accounting and other fees associated with the Dividend Reinvestment and Stock Purchase Plan initiated in 2004 and for legal fees associated with certain trademark filings and fictious name registrations. Data processing expense decreased $12,000 in the 2004 period compared to the same period in 2003. Other operating expense increased $33,000, or 17.28%, to $224,000 for the three months ended March 31, 2004, from $191,000 for the three months ended March 31, 2003 due primarily to an increase in the Pennsylvania Bank Shares tax, the result of an increase in the Bank's capital level.

Income Tax Expense

Income tax expense for the three months ended March 31, 2004 amounted to $388,000, an increase of $31,000 from the $357,000 incurred for the three months ended March 31, 2003, due primarily to the increase in pre-tax income. Our effective tax rate for the three months ended March 31, 2004 was 31.32%, compared to 30.54% for the three months ended March 31, 2003.

Financial Condition

Overview

Total assets increased to $505.2 million at March 31, 2004, from $482.0 million at December 31, 2003, an increase of $23.5 million, or 4.88%. Investment securities increased by $19.6 million, or 7.77%, to $271.7 million at March 31, 2004 compared to $252.1 million at December 31, 2003. Net loans outstanding increased by $2.6 million, or 1.27%, to $207.4 million at March 31, 2004, compared to $204.8 million at December 31, 2003. Cash and overnight investments increased by $613,000, or 12.61%, to $5.5 million at March 31, 2004, from $4.9 million at December 31, 2003.

The growth in assets was funded by an increase in deposits of $18.0 million, an increase in securities sold under agreements to repurchase of $800,000 and an increase in stockholders' equity of $3.7 million.

Loans

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at March 31, 2004 were $207.4 million, an increase of $2.6 million, or 1.27%, compared to the December 31, 2003 balance of $204.8 million. Loans receivable, net, represented 41.05% of total assets at March 31, 2004, compared to 42.49% of total assets at December 31, 2003. The increase in commercial real estate and other commercial loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities.

The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2004, compared to December 31, 2003:

                                                            At March 31, 2004           At December 31, 2003
                                                            -----------------           --------------------
                                                      Amount             Percent      Amount           Percent
                                                 ----------------- -------------- ---------------- ----------------
                                                                      (Dollars In Thousands)
                                                 ------------------------------------------------------------------
         Real Estate Loans:
         Commercial  (1)                              $  102,597         48.94%     $   96,609       46.66%
         Residential (2)                                  53,085         25.32          53,393       25.79
                                                      ----------      --------      ----------    --------
            Total real estate loans                      155,682         74.26         150,002       72.45
                                                      ----------      --------      ----------    --------
         Other Loans:
         Consumer loans                                   15,128          7.22          15,098        7.29
         Commercial                                       38,832         18.52          41,937       20.26
                                                      ----------      --------      ----------    --------
            Total other loans                             53,960         25.74          57,035       27.55
                                                      ----------      --------      ----------    --------
         Total loans receivable                          209,642        100.00%        207,037      100.00%
                                                      ----------      --------      ----------    --------
         Less:
         Deferred fees and costs                             237                           207
         Allowance for losses                             (2,459)                       (2,412)
                                                      ----------                    ----------
            Total loans receivable, net               $  207,420                    $  204,832
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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of March 31, 2004 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At March 31, 2004 and December 31, 2003, we had an allowance for loan losses of approximately $2,459,000 and $2,412,000, respectively. Management believes that the allowance for loan losses at March 31, 2004 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2004:

                                                                                              Percent of
                                                                                             Loans in Each
                                                                             Loan Amounts     Category to
                                                               Amount of     By Category      Total Loans
                                                               Allowance
                                                             -------------- --------------- ----------------
                                                                         (Dollars In Thousands)

               Commercial                                      $     534       $  38,832          18.52%
               Commercial mortgage                                 1,412         102,597          48.94
               Residential mortgage                                  244          53,085          25.32
               Consumer                                              115          15,128           7.22
               Unallocated                                           154              --             --
                                                               ---------       ---------         ------

                    Total                                      $   2,459       $ 209,642         100.00%
                                                               =========       =========         ======

The following table summarizes the allocation of the allowance for loan losses at December 31, 2003:

                                                                                              Percent of
                                                                                 Loan        Loans in Each
                                                               Amount of       Amounts        Category to
                                                               Allowance      By Category     Total Loans
                                                             -------------- --------------- ----------------
                                                                         (Dollars in Thousands)

               Commercial                                      $     576       $  41,937          20.26%
               Commercial mortgage                                 1,327          96,609          46.66
               Residential mortgage                                  245          53,393          25.79
               Consumer                                              116          15,098           7.29
               Unallocated                                           148              --             --
                                                               ---------       ---------         ------
                        Total                                  $   2,412       $ 207,037         100.00%
                                                               =========       =========         ======

The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003:

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                    2004           2003
                                                                                    ----           ----
                                                                                 (Dollars In Thousands)

               Balance at beginning of period                                    $  2,412        $  1,759
               Provision for loan losses                                               45            (189)
               Recoveries                                                               2             250
               Charge-offs                                                             --              --
               Balance at end of period                                          $  2,459        $  1,820
                                                                                 ========        ========
               Ratio of net charge-offs (recoveries) to average total loans         (0.01)%         (0.18)%
               Ratio of allowance to non-performing loans                             n/a             n/a

Investment Securities

Total investment securities increased by $19.6 million, or 7.77%, to $271.7 million at March 31, 2004 from $252.1 million at December 31, 2003. Investment securities classified as available for sale increased by $19.8 million, or 8.37%, to $256.6 million, while investment securities classified as held to maturity decreased by $300,000, or 1.95%, to $15.1 million.

The following table presents the book values and the fair values at March 31, 2004 and December 31, 2003, respectively, for each major category of the Company's investment portfolio:

                                                        At March 31, 2004
                                    ----------------------------------------------------------
                                                                       Gross          Gross
                                                                     Unrealized     Unrealized
                                    Amortized Cost     Gains           Losses       Fair Value
                                    -----------       --------       ---------      ----------
                                                             (In Thousands)
Available for sale securities:
   U.S. Government agencies         $    14,750       $     31       $     --        $ 14,781
   Corporate notes                        4,174             83             --           4,257
   Mortgage backed securities           175,986          1,027           (362)        176,651
   Mutual funds                          47,311             --           (100)         47,211
   U.S. Government agency
       preferred stock                    2,567             39           (384)          2,222
   Common stock                           6,811            672             (8)          7,475
   Trust preferred obligations            4,056              3            (64)          3,995
                                    -----------       --------       --------        --------
     Total                          $   255,655       $  1,855       $   (918)       $256,592
                                    ===========       ========       ========        ========
Held to maturity:
   Trust preferred obligations      $    11,506       $    435       $    (30)       $ 11,911
   Mortgage backed securities             3,210             67             --           3,277
   Other                                    351             --             --             351
                                    -----------       --------       --------        --------
     Total                          $    15,067       $    502       $    (30)       $ 15,539
                                    ===========       ========       ========        ========

                                                     At December 31, 2003
                                    ----------------------------------------------------------
                                                                       Gross          Gross
                                                                     Unrealized     Unrealized
                                    Amortized Cost     Gains           Losses       Fair Value
                                    -----------       --------       ---------      ----------
                                                             (In Thousands)
Available for sale securities:
   U.S. Government agencies         $    15,997       $     36       $     --        $ 16,033
   Corporate notes                        6,685            127             --           6,812
   Mortgage backed securities           184,774            689           (999)        184,464
   Mutual funds                          20,427             --           (100)         20,327
   U.S. Government agency
       preferred stock                    2,505             25           (273)          2,257
   Common stock                           4,224            677             --           4,901
   Trust preferred obligations            2,047              9           (104)          1,952
                                    -----------       --------       --------        --------
     Total                          $   236,659       $  1,563       $ (1,476)       $236,746
                                    ===========       ========       ========        ========
Held to maturity:

   Trust preferred obligations      $    11,530       $    263       $    (94)       $ 11,699
   Mortgage backed securities             3,481             54             --           3,535
   Other                                    350             --             --             350
                                    -----------       --------       --------        --------
     Total                          $    15,361       $    317       $    (94)       $ 15,584
                                    ===========       ========       ========        ========

Deposits

Total deposits increased by $18.0 million, or 5.42%, to $350.3 million at March 31, 2004 from the December 31, 2003 balance of $332.3 million. Demand deposits decreased $5.9 million, or 29.50%, to $14.1 million at March 31, 2004, from $20.0 million at December 31, 2003. Interest-bearing checking accounts grew $21.9 million, or 21.22%, to $125.1 million, compared to $103.2 million at December 31, 2003. Savings accounts, including money market accounts, increased $3.0 million, or 3.31%, to $93.5 million from the balance of $90.5 million at December 31, 2003. Total certificates of deposit decreased by $1.0 million, or 0.84%, to $117.6 million from the December 31, 2003 balance of $118.6 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                  March 31, 2004                    December 31, 2003
                                                                  --------------                    -----------------
                                                           Amount     Percent     Rate         Amount    Percent     Rate
                                                           ------     -------     ----         ------    -------     ----
                                                                                 (Dollars In Thousands)

       Demand, non-interest-bearing                       $ 14,087       4.02%       --%      $ 19,964      6.01%       --%
       Demand, interest-bearing                            125,127      35.72      1.21        103,210     31.06      1.21
       Savings, including money market accounts             93,501      26.70      1.39         90,474     27.23      1.39
       Certificates of deposit                             117,551      33.56      3.15        118,638     35.70      3.24
                                                         ---------    ------     ------       --------    ------    ------
       Total deposits                                    $ 350,266    100.00%      1.86%      $332,286    100.00%     1.87%
                                                         =========    ======     ======       ========    ======    ======

Borrowed Money

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $7.7 million at March 31, 2004, an increase of $800,000, or 10.35%, from the total of $6.9 million at December 31, 2003. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of March 31, 2004, the amount of advances outstanding from the FHLB was $96.3 million, a decrease of $100,000, or 0.10%, compared to the $96.4 million outstanding at December 31, 2003. This decrease resulted from the amortization of principal on certain advances. The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of March 31, 2004 the Bank's maximum borrowing capacity was $274.9 million.

At March 31, 2004 the advances consisted of $800,000 of fixed-rate advances, with a weighted average rate of 5.32%, that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $900,000 at December 31, 2003.

The remaining $95.5 million of advances at March 31, 2004, consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of March 31, 2004, the FHLB has not elected to convert any advances to a variable rate.

Junior Subordinated/Mandatory Redeemable Convertible Debentures

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

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46 (FIN 46) which provides guidance for the consolidation of variable interest entities (VIEs). Management has determined that the under the provisions of FIN 46, American Capital Trust I must be de-consolidated as of March 31, 2004. Following the adoption of FIN 46 the junior subordinated debentures issued to the Trust are reported on the Consolidated Balance Sheets as "Junior subordinated debentures." American Bank Incorporated's equity interest in the Trust of $315,000 is reported in "Other assets." Please refer to Notes 2 and 11 to the Consolidated Financial Statements for the year ended December 31, 2003 for additional discussion of FIN 46.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2004 all $10.2 million of the debentures qualified as Tier 1 capital of the Company. The Federal Reserve has indicated that the preferred securities will continue to qualify as Tier I Capital, subject to the above limitations, until further notice.

Stockholders' Equity

Stockholders' equity at March 31, 2004 was $38.7 million, an increase of $3.7 million or 10.57%, from the December 31, 2003 balance of $35.0 million. The increase results from net income of $851,000 proceeds from the exercise of options by option holders of $270,000, proceeds from the Dividend Reinvestment and Stock Purchase Plan of $2.0 million (net of cash dividends paid) and an increase in unrealized gains on available for sale securities of $561,000 (net of taxes).

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

At March 31, 2004, we had one loan, with an unpaid balance of $381,000, that was delinquent more than 30 days. At December 31, 2003, we had no loans that were delinquent more than 30 days. At March 31, 2004 and December 31, 2003 we did not have any non-performing loans.

During the three month periods ended March 31, 2004 and 2003 we did not charge-off any loans.

During the three months ended March 31, 2004, we recovered $2,000 of a loan that was previously charged-off and during the three months ended March 31, 2003, we recovered $250,000 of a loan that was previously charged-off.

Classification of Assets

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At March 31, 2004 we had four loans totaling $1,550,000 classified as "Special Mention", two loans totaling $19,000 classified as "Substandard" and no loans classified as "Doubtful" or "Loss."

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of March 31, 2004 and December 31, 2003, the Company's level of liquidity was in excess of the minimum established by Board policy.

American Bank Incorporated's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2004 totaled $50.3 million. This consisted of $14.6 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $25.6 million under lines of credit, including $6.6 million in home equity lines of credit and $3.4 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to American Bank Incorporated.

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

                                                                    March 31, 2004
                              ----------------------------------------------------------------------------------------
                                                                      Due after
                                                   Due after            Mar 31,
                                 Due by          March 31, 2005      2007 through       Due after
                                 March 31,       through Mar 31,        Mar 31,          Mar 31,
                                   2005              2007                2009             2009             Total
                                                                    (In Thousands)
                              ------------     -----------------   ---------------    -------------    ---------------

Time deposits                   $ 62,926            $ 31,046         $   23,579       $      --          $  117,551
Short-term debt                    7,730                --                   --              --               7,730
Long-term debt                       226                 367             15,210          80,489              96,292
Junior subordinated
debentures                          --                  --                   --          10,187              10,187
Operating leases                     323                 624                617              --               1,564
                                --------            --------         ----------        --------          ----------
Total                           $ 71,205            $ 32,037         $   39,406        $ 90,676          $  233,324
                                ========            ========         ==========        ========          ==========

The Company is not aware of any other known trends or any known demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

Regulatory Capital

The greater the capital resources, the more likely the Company will be able to meet its cash obligations and unforeseen expenses. American Bank Incorporated and American Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at March 31, 2004 and December 31, 2003. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                      Required to be
                                                                       Required for Capital             Considered
                                                 Actual                 Adequacy Purposes           "Well Capitalized"
                                                 ------                 -----------------           ------------------
                                             Amount     Percentage       Amount     Percentage      Amount     Percentage
                                             ------     ----------       ------     ----------      ------     ----------
March 31, 2004                                                         (Dollars In Thousands)
---------------------------------------
Total Capital to Risk Weighted Assets:
       Company                              $ 46,587       18.03%      $  20,669       8.00%            n/a         n/a
       Bank                                   38,767       15.22          20,371       8.00        $ 25,463       10.00%


Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                                44,360       17.17          10,335       4.00             n/a         n/a
       Bank                                   36,540       14.35          10,185       4.00          15,278        6.00


Leverage Ratio:
       Company                                44,360        9.20          18,928       4.00             n/a         n/a
       Bank                                   36,540        7.66          19,086       4.00          23,857        5.00


December 31, 2003:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                              $ 47,782       17.68%      $  21,690       8.00%            n/a         n/a
       Bank                                   39,549       14.86          21,288       8.00         $26,610       10.00%


Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                                45,106       16.69          10,845       4.00             n/a         n/a
       Bank                                   37,136       13.96          10,644       4.00          15,966        6.00


Leverage Ratio:
       Company                                45,106        9.40          19,200       4.00             n/a         n/a
       Bank                                   37,136        7.81          19,016       4.00          23,770        5.00

Interest Rate Sensitivity

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of March 31, 2004, an increase of 200 basis points in rates is estimated to result in an increase of 1.2% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 10.1% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

Item 3. Controls and Procedures

         (a)      Evaluation of disclosure controls and procedures.

                  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange
                  Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                  (a) Exhibit 31.1, Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                           Exhibit 31.2, Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                           Exhibit - 32, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                           Section 906 of Sarbanes-Oxley Act of 2002

                  (b)      On January 15, 2004, the Company filed Form 8-K under
                           Item 7-Financial Statements, Pro Forma Financial Information, and Exhibits and Item 12- Results of Operations and Financial Condition announcing the results of its operations for the fiscal year ended December 31, 2003.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BANK INCORPORATED
                                     Registrant



May 14, 2004                   By: /s/ Mark W. Jaindl
-----------------------           ----------------------------------------------
Date:                               Mark W. Jaindl,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


May 14, 2004                   By: /s/ Harry C. Birkhimer
-----------------------           ----------------------------------------------
Date:                               Harry C. Birkhimer,
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)