Form 10QSB
period 2004-06-30
AMERICAN BANK INC
filed 2004-08-16
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

         Commission file number __________

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

                                [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2004.

        7,223,102 Shares of common stock                    Par Value $.10/share

Transitional Small Business Disclosure Format (check one), [ ] Yes [X] No

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                              PAGE
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

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                       JUNE 30,          DECEMBER 31,
                                                                         2004                2003
                                                                     -----------         ------------
                                                                     (Unaudited)           (Note 1)

                                Assets

Cash and due from banks                                               $  16,709           $   4,623
Interest bearing deposits with banks                                      5,227                 237
                                                                      ---------           ---------
     Cash and cash equivalents                                           21,936               4,860
Investment securities available for sale at fair value                  232,493             236,746
Investment securities held to maturity,
  fair value 2004 $13,981; 2003 $15,584                                  13,825              15,361
Loans, net of allowance for loan losses of $2,598 and $2,412            221,589             204,832
Restricted investment in correspondent bank stock                         7,209               6,994
Bank owned life insurance                                                 8,328               8,178
Premises and equipment, net                                               1,617               1,808
Accrued interest receivable                                               2,107               1,973
Other assets                                                              2,251               1,240
                                                                      ---------           ---------
          Total assets                                                $ 511,355           $ 481,992
                                                                      =========           =========

                  Liabilities and Stockholders' Equity
Liabilities
Deposits
     Non-interest bearing deposits                                    $  17,845           $  19,964
     Interest bearing deposits                                          332,856             312,322
                                                                      ---------           ---------
          Total deposits                                                350,701             332,286
Securities sold under agreements to repurchase                           10,186               6,909
Short-term debt                                                           5,100                  --
Long-term debt                                                           96,228              96,357
Mandatory redeemable convertible debentures                                  --              10,200
Junior subordinated debentures                                           10,187                  --
Accrued interest payable                                                    618                 629
Other liabilities                                                           914                 648
                                                                      ---------           ---------
          Total liabilities                                             473,934             447,029
                                                                      ---------           ---------
Stockholders' Equity
  Preferred stock, par value $0.10 per share;
    authorized 5,000,000 shares;
    issued and outstanding  -0- shares                                       --                  --
  Common stock, par value $0.10 per share;
    authorized 15,000,000 shares;
    7,223,102 shares issued and outstanding,
    2004; 6,807,279 shares issued and outstanding, 2003                     722                 681
Additional paid-in capital                                               32,670              29,489
Unallocated ESOP shares, at cost  (15,775 shares)                          (117)               (117)
Retained earnings                                                         5,622               4,853
Accumulated other comprehensive income (loss)                            (1,476)                 57
                                                                      ---------           ---------
          Total stockholders' equity                                     37,421              34,963
                                                                      ---------           ---------
          Total liabilities and stockholders' equity                  $ 511,355           $ 481,992
                                                                      =========           =========

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                      JUNE 30                JUNE 30,
                                                                -------------------     ------------------
                                                                  2004        2003        2004       2003
                                                                -------      ------     -------     ------
Interest Income
   Loans receivable, including fees                             $ 3,143      $2,278     $ 6,108     $4,568
   Investment securities                                          1,904       2,474       4,048      5,231
   Other                                                             --          24           1         51
                                                                -------      ------     -------     ------
     Total interest income                                        5,047       4,776      10,157      9,850
                                                                -------      ------     -------     ------
Interest Expense
   Deposits                                                       1,605       1,746       3,193      3,552
   Short-term debt                                                   13          14          24         22
   Long-term debt                                                 1,096       1,115       2,194      2,218
   Mandatory redeemable convertible debentures                       --         153          --        306
   Junior subordinated debentures                                   153          --         306         --
                                                                -------      ------     -------     ------

     Total interest expense                                       2,867       3,028       5,717      6,098
                                                                -------      ------     -------     ------
       Net interest income                                        2,180       1,748       4,440      3,752

Provision for loan losses                                           139         201         184         12
                                                                -------      ------     -------     ------

       Net interest income after provision for loan losses        2,041       1,547       4,256      3,740
                                                                -------      ------     -------     ------
Non-interest Income
   Service charges on deposit accounts                               52          41          95         82
   Net realized gains on sale of residential mortgage loans          36         170          66        249
   Net realized gains (losses) on sale of securities                (89)        128         152        128
   Earnings from bank owned life insurance                           75          83         150        165
   Other income                                                      57          75         112        144
                                                                -------      ------     -------     ------

     Total non-interest income                                      131         497         575        768
                                                                -------      ------     -------     ------
Non-interest Expense
   Salaries and employee benefits                                   519         514       1,113      1,082
   Occupancy and equipment                                          216         197         418        387
   Professional fees                                                 77          48         190         95
   Marketing and business development                                23          21          59         42
   Product management                                                79          66         186        174
   Data processing                                                  188         173         332        344
   Other operating                                                  222         252         446        442
                                                                -------      ------     -------     ------

     Total non-interest expense                                   1,324       1,271       2,744      2,566
                                                                -------      ------     -------     ------

Income before provision for income taxes                            848         773       2,087      1,942
Provision for income taxes                                          246         220         634        577
                                                                -------      ------     -------     ------

       Net income                                               $   602      $  553     $ 1,453     $1,365
                                                                =======      ======     =======     ======
Earnings per share:
   Basic                                                        $  0.08      $ 0.09     $  0.21     $ 0.22
                                                                =======      ======     =======     ======
   Diluted                                                      $  0.08      $ 0.09     $  0.20     $ 0.21
                                                                =======      ======     =======     ======
Cash dividends declared per share                               $    --      $   --     $  0.10     $   --
                                                                =======      ======     =======     ======

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (Dollars in Thousands, except share data)
                                   (Unaudited)

                               SHARES OF                                             ACCUMULATED
                                COMMON                                 UNALLOCATED      OTHER
                                 STOCK     COMMON   PAID-IN   RETAINED    ESOP      COMPREHENSIVE
                                ISSUED     STOCK    CAPITAL   EARNINGS   SHARES      INCOME (LOSS)    TOTAL
                               ---------   -----    -------   -------  -----------  --------------   -------
Balances, December 31, 2003    6,807,279    $681    $29,489    $4,853      $(117)      $    57       $34,963

Comprehensive income for
  the six months ended
  June 30, 2004:
   Net Income                         --      --         --     1,453         --            --         1,453
   Change in net
     unrealized gain on
     investment securities
     available for sale,
     net of taxes                     --      --         --        --         --        (1,533)       (1,533)
                                                                                                     -------
Total comprehensive loss              --      --         --        --         --            --           (80)

Conversion of trust
  preferred securities             1,506      --         13        --         --            --            13
Dividends reinvested              68,163       7        557        --         --            --           564
Dividends declared                    --      --         --      (684)        --            --          (684)
Optional purchase
  through DRIP                   259,654      26      2,121        --         --            --         2,147
Exercise of stock options,
  including tax benefits          86,500       8        490        --         --            --           498
                               ---------    ----    -------    ------      -----       -------       -------

Balances, June 30, 2004        7,223,102    $722    $32,670    $5,622      $(117)      $(1,476)      $37,421
                               =========    ====    =======    ======      =====       =======       =======

Balances, December 31, 2002    6,077,827    $608    $24,614    $2,216      $(139)      $ 1,294       $28,593

Comprehensive income for
  the six months ended
  June 30, 2003:
   Net Income                         --      --         --     1,365         --            --         1,365
   Change in net
     unrealized gain on
     investment securities
     available for sale,
     net of taxes                     --      --         --        --         --             6             6
Total comprehensive income            --      --         --        --         --            --         1,371

Exercise of stock warrants       717,452      72      4,710        --         --            --         4,782
Exercise of stock options,
  including tax benefits          12,000       1        165        --         --            --           166
                               ---------    ----    -------    ------      -----       -------       -------

Balances, June 30, 2003        6,807,279    $681    $29,489    $3,581      $(139)      $ 1,300       $34,912
                               =========    ====    =======    ======      =====       =======       =======

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               ----------------------
                                                                                 2004          2003
                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $  1,453      $  1,365
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                 184            12
          Depreciation and amortization                                             302           312
          Deferred income tax (benefit) expense                                    (521)          138
          Income tax benefit on stock options exercised                             125            --
          Proceeds from sale of residential mortgage loans held for sale          4,570        15,634
          Net realized gain on sale of loans                                        (66)         (249)
          Origination of residential mortgage loans held for sale                (4,504)      (15,385)
          Net amortization of securities premiums and discounts                     931         1,120
          Net realized gains on sales of securities                                (152)         (128)
          Earnings from bank owned life insurance                                  (150)         (165)
          (Increase) decrease in accrued interest receivable                       (134)          347
          Increase in other assets                                                 (615)         (575)
          Decrease in accrued interest payable                                      (11)          (58)
          Increase (decrease) in other liabilities                                  266          (338)
                                                                               --------      --------
               Net cash provided by operating activities                          1,678         2,030
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                             (79,711)      (95,915)
          Maturities and principal repayments                                    72,656        87,701
          Sales                                                                   9,040        10,110
      Securities held to maturity:
          Purchases                                                                  --        (5,344)
          Maturities and principal repayments                                     1,492         3,599
      Net increase in loans receivable                                          (16,941)      (21,223)
      Purchase of premises and equipment                                           (111)         (139)
      Purchase of restricted investment in bank stock                              (215)         (441)
                                                                               --------      --------
                Net cash used in investing activities                           (13,790)      (21,652)
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                                17,905        10,386
      Net increase in time deposits                                                 510         7,048
      Net increase in securities sold under agreements to repurchase              3,277         1,211
      Increase in short-term debt                                                 5,100            --
      Repayments on long-term debt                                                 (129)         (233)
      Conversion of trust preferred securities                                      (13)           --
      Cash dividends paid                                                          (684)           --
      Issuance of common stock                                                    3,222         4,948
                                                                               --------      --------
                Net cash provided by financing activities                        29,188        23,360
                                                                               --------      --------
                Increase in cash and cash equivalents                            17,076         3,738
Cash and cash equivalents at beginning of year                                    4,860        10,440
                                                                               --------      --------

Cash and cash equivalents at end of period                                     $ 21,936      $ 14,178
                                                                               ========      ========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                  $  5,728      $  6,156
                                                                               ========      ========
     Income taxes paid                                                         $    717      $    765
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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications may have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $3.5 million of standby letters of credit outstanding as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants and are determined using the treasury stock method. Potential common shares also include the junior subordinated debentures/mandatory redeemable convertible debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                                FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                                --------------------   ------------------
                                                                  2004       2003       2004       2003
                                                                 ------     ------     ------     ------
                                                                  (In Thousands, Except Per Share Data)
         Numerator-basic earnings per share, net income          $  602     $  553     $1,453     $1,365
           Interest paid on junior subordinated debentures/
             mandatory redeemable debentures, net of tax
             effect                                                 101        101        202        202
                                                                 ------     ------     ------     ------
         Numerator-diluted earnings per share                    $  703     $  654     $1,655     $1,567
                                                                 ======     ======     ======     ======

         Denominator:
            Average basic shares outstanding                      7,185      6,182      7,051      6,127
            Average dilutive option effect                           56         87         55         89
            Average dilutive warrant effect                          --        170         --        196
            Average dilutive mandatory redeemable debentures
              effect                                                 --      1,200         --      1,200
            Average dilutive junior subordinated debenture
              effect                                              1,198         --      1,199         --
                                                                 ------     ------     ------     ------
            Average diluted shares outstanding                    8,439      7,639      8,305      7,612
                                                                 ======     ======     ======     ======

         Earnings per common share:
            Basic                                                $ 0.08     $ 0.09     $ 0.21     $ 0.22
                                                                 ======     ======     ======     ======
            Diluted                                              $ 0.08     $ 0.09     $ 0.20     $ 0.21
                                                                 ======     ======     ======     ======

4.       Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003 were as follows:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                         -------------------     --------------------
                                                           2004        2003        2004        2003
                                                         -------      -----      -------      -------
                                                                       (In Thousands)
         Net income                                      $   602      $ 553      $ 1,453      $ 1,365

         Other comprehensive income (loss):
             Unrealized holding gains (losses) on
               available for sale securities              (3,262)       564       (2,171)         137

             Reclassification adjustment for (gains)
               losses realized in net income                  89       (128)        (152)        (128)
                                                         -------      -----      -------      -------
          Other comprehensive income (loss) before
                 taxes                                    (3,173)       436       (2,323)           9

            Income tax (expense) benefit
              related to other comprehensive income        1,079       (148)         790           (3)
                                                         -------      -----      -------      -------

         Other comprehensive income (loss)                (2,094)       288       (1,533)           6
                                                         -------      -----      -------      -------
                  Total comprehensive income (loss)      $(1,492)     $ 841      $   (80)     $ 1,371
                                                         =======      =====      =======      =======

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

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                           ------------------         -------------- ------
                                                                            2004        2003           2004           2003
                                                                           -----        -----         ------         ------
                                                                                (In Thousands, Except Per Share Data)
         Net income, as reported                                           $ 602        $ 553         $1,453         $1,365
         Deduct: total stock based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects                                       (12)          (8)           (27)           (55)
                                                                           -----        -----         ------         ------


         Pro forma net income                                              $ 590        $ 545         $1,426         $1,310
                                                                           =====        =====         ======         ======

         Earnings per share:
            As reported:
              Basic                                                        $0.08        $0.09         $ 0.21         $ 0.22

              Diluted                                                       0.08         0.09           0.20           0.21
            Pro forma:
              Basic                                                         0.08         0.09           0.20           0.21
              Diluted                                                       0.08         0.08           0.20           0.20

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

7.       New Accounting Standards

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 31, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004.

         American Capital Trust I qualifies as a variable interest entity under FIN 46. American Capital Trust I issued mandatory redeemable convertible securities to third party investors and used the proceeds to purchase a like amount of junior subordinated debentures from the Company.

         FIN 46 required the Company to deconsolidate American Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $10,187,000 and reduce mandatory redeemable convertible securities by $10,187,000, which had represented the trust preferred securities of the Trust. The Company's equity interest in the trust subsidiary of $315,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of June 30, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital, subject to previously specified limitations, until further notice. If regulators determine that trust preferred securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

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

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through provisions for loan losses, which are charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Company.

         Management performs a monthly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, the present value of future cash flows and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

         The analysis has three components: specific, general and unallocated. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience (we currently review peer group data when considering this factor), delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Actual loan losses may be significantly more than the reserves we have established which could have a material negative effect on the financial results.

         STOCK BASED COMPENSATION. The Company has a Non-Qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the six months ended June 30, 2004 would have been reduced by $27,000, from $1,453,000 to $1,426,000. Basic earnings per share would have been reduced by $0.01 per share, from $0.21 to $0.20. Diluted earnings per share would have been unchanged at $0.20 per share.

         If compensation cost for the plan had been recognized, net income for the three months ended June 30, 2004 would have been reduced by $12,000, from $602,000 to $590,000. Basic and diluted earnings per share would not have changed from $0.08 per share.

         The Company calculates the compensation cost of the options using a Black-Scholes model to determine the fair value of the options granted. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of the Company's common stock and the expected life of the options.

The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our financial statements and footnotes thereto for the year ended December 31, 2003.

OVERVIEW

For the six months ended June 30, 2004, the Company reported net income of $1,453,000, or $0.20 per diluted share, for an annualized return on average assets of 0.58% and an annualized return on average equity of 7.91%. This is an increase of $88,000, or 6.45%, over net income for the same six-month period in 2003 of $1,365,000, or $0.21 per diluted share. The increase in net income was primarily the result of an increase of $33.7 million in average interest-earning assets for the six months of 2004 over the same period in 2003 and an increase of 17 basis points in the net interest margin. Net income was negatively impacted by a decrease of $193,000 of non-interest income and increases of $172,000 in the provision for loan losses and $178,000 in non-interest expenses.

For the three months ended June 30, 2004, the Company reported net income of $602,000, or $0.08 per diluted share, for an annualized return on average assets of 0.47% and an annualized return on average equity of 6.39%. This is an increase of $49,000, or 8.86%, over net income for the same three-month period in 2003 of $553,000, or $0.09 per diluted share. The increase in net income was primarily the result of an increase of $31.0 million in average interest-earning assets for the three months of 2004 over the same period in 2003 and an increase of 28 basis points in the net interest margin. Also impacting net income was a decrease of $366,000 of non-interest income, a decrease of $62,000 in the provision for loan losses and an increase of $53,000 in non-interest expenses.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $688,000, or 18.34%, to $4.4 million for the six months ended June 30, 2004, compared to $3.7 million for the same period in 2003. Average interest-earning assets grew to $480.7 million for the six months ended June 30, 2004, an increase of $33.7 million, or 7.54%, as compared to the average of $447.0 million for the six months ended June 30, 2003. Average interest-bearing liabilities grew to $439.9 million for the six months ended June 30, 2004, an increase of $24.0 million, or 5.77%, compared to the average of $415.9 million for the six months ended June 30, 2003. The yield on average interest-earning assets was 4.23% for the six months ended June 30, 2004, a decrease of 18 basis points from the yield of 4.41% for the six months ended June 30, 2003. The cost of funds was 2.60% for the six months ended June 30, 2004, a decrease of 33 basis points from the cost of 2.93% for the six months ended June 30, 2003. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.85% for the six months ended June 30, 2004, as compared to 1.68% for the same period in 2003, an increase of 17 basis points. The increase in the net interest margin resulted from the rising interest rate environment in 2004. The historic low interest rates during 2003 resulted in a surge of refinancing activity nationwide, which resulted in a significant increase in prepayments in the mortgage-backed securities portfolio. This increase in prepayments required the Company to increase the speed at which the premium paid for this portfolio was amortized into income, reducing book income on these securities. Prepayments and refinancing activity have slowed during the current year as interest rates have increased. The cost of funds declined at a faster pace during the current six-month period as higher rate certificates of deposit matured and were replaced by certificates with lower rates.

Net interest income increased by $432,000, or 24.71%, to $2.2 million for the quarter ended June 30, 2004, compared to $1.7 million for the same period in 2003. Average interest-earning assets grew to $488.5 million for the three months ended June 30, 2004, an increase of $31.0 million, or 6.78%, as compared to the average of $457.5 million for the three months ended June 30, 2003. Average interest-bearing liabilities grew to $450.6 million for the three months ended June 30, 2004, an increase of $27.0 million, or 6.37%, compared to the average of $423.6 million for the three months ended June 30, 2003. The yield on average interest-earning assets was 4.13% for the three months ended June 30, 2004, a decrease of five basis points from the yield of 4.18% for the three months ended June 30, 2003. The cost of funds was 2.55% for the three months ended June 30, 2004, a decrease of 31 basis points from the cost of 2.86% for the three months ended June 30, 2003. The net interest margin was 1.79% for the three months ended June 30, 2004, as compared to 1.51% for the same period in 2003, an increase of 28 basis points. The increase in the net interest margin resulted from the rising interest rate environment in 2004. The historic low interest rates during 2003 resulted in a surge of refinancing activity nationwide, which resulted in a significant increase in prepayments in the mortgage-backed securities portfolio. This increase in prepayments required the Company to increase the speed at which the premium paid for this portfolio was amortized into income, reducing book income on these securities. Prepayments and refinancing activity have slowed during the quarter as interest rates have increased. The cost of funds declined at a faster pace during the current quarter as higher rate certificates of deposit matured and were replaced by certificates with lower rates.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004 and 2003 are presented on a comparative basis in the following table:

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------------------
                                                                2004                                2003
                                                 ----------------------------------  ---------------------------------

                                                              INTEREST                            INTEREST
                                                 AVERAGE       INCOME /     AVERAGE  AVERAGE       INCOME /    AVERAGE
                                                 BALANCES      EXPENSE       RATES   BALANCES      EXPENSE      RATES
                                                 --------     ---------     -------  --------     ---------    -------
                                                                       (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                      $    223      $     1        0.90%  $  9,690      $   51        1.05%
   Loans, net                                     207,853        6,108        5.88    141,993       4,568        6.43
   Investment securities                           73,241        1,279        3.49     51,015       1,421        5.57
   Mortgage backed securities                     192,379        2,692        2.80    237,927       3,712        3.12
   Restricted investments in
       correspondent bank stock                     7,032           77        2.19      6,401          98        3.06
                                                 --------      -------        ----   --------      ------        ----
          Total interest-earnings assets          480,728       10,157        4.23    447,026       9,850        4.41
                                                 --------      -------        ----   --------      ------        ----

Interest-bearing liabilities
   Checking                                       109,083          667        1.22     89,443         650        1.45
   Savings                                         99,309          665        1.34     90,937         760        1.67
   Certificates of deposit                        118,580        1,861        3.14    120,639       2,142        3.55
   Borrowings                                     112,952        2,524        4.47    114,913       2,546        4.43
                                                 --------      -------        ----   --------      ------        ----
          Total interest-bearing liabilities      439,924        5,717        2.60    415,932       6,098        2.93
                                                 --------      -------        ----   --------      ------        ----
Net earning assets                               $ 40,804           --          --   $ 31,094          --          --
                                                 ========                            ========
Net interest income                                    --      $ 4,440          --         --      $3,752          --
                                                               =======                             ======
Net interest spread                                    --           --        1.63%        --          --        1.48%
                                                                              ====                               ====
Net interest margin                                    --           --        1.85%        --          --        1.68%
                                                                              ====                               ====
Ratio of interest-earning assets to
    Interest-bearing liabilities                   109.28%          --       --        107.48%         --          --
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

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                            2004 VS. 2003
                                              --------------------------------------
                                              INCREASE/(DECREASE) DUE TO     TOTAL
                                              --------------------------   INCREASE/
                                                 VOLUME        RATE       (DECREASE)
                                                 -------      -------     ----------
                                                           (In Thousands)
         Interest-earning assets:
         ------------------------
         Interest-earning deposits and
             securities purchased under
             agreements to resell                $   (49)     $    (1)     $   (50)
         Loans receivable                          2,017         (477)       1,540
         Investment securities                       513         (655)        (142)
         Mortgage backed securities                 (681)        (339)      (1,020)
         Restricted investment in bank stock          10          (31)         (21)
                                                 -------      -------      -------
         Total interest-earning assets             1,810       (1,503)         307
                                                 -------      -------      -------

         Interest-bearing liabilities:
         -----------------------------
         Checking deposits                           131         (114)          17
         Savings deposits                              7         (102)         (95)
         Time deposits                                24         (305)        (281)
         Borrowings                                  (43)          21          (22)
                                                 -------      -------      -------
         Total interest-bearing liabilities          119         (500)        (381)
                                                 -------      -------      -------

         Net Increase (decrease)                 $ 1,691      $(1,003)     $   688
                                                 =======      =======      =======

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $184,000 for the six months ended June 30, 2004 and a provision of $12,000 for the six months ended June 30, 2003. The increase in the provision during the current six-month period of 2004 resulted from an increase in loans outstanding and a reduction in the amount of recoveries. During the six-month period of 2004 we recovered $2,000 of a prior charge-off and during the six-month period ended June 30, 2003 we recovered $250,000 of a prior charge-off.

We had no charge-offs during the six months ended June 30, 2004 or 2003.

The Bank recorded a provision of $139,000 for the three months ended June 30, 2004 compared to $201,000 for the three months ended June 30, 2003. In both quarterly periods the amount of the provision was due to increases in loans outstanding.

We had no charge-offs and no recoveries during the three months ended June 30, 2004 or 2003.

NON-INTEREST INCOME

Total non-interest income for six months ended June 30, 2004 was $575,000, a decrease of $193,000, or 25.13%, compared to $768,000 for the six months ended June 30, 2003. Service charges on deposit accounts increased $13,000 to $95,000 in the 2004 period compared to $82,000 in the 2003 period, the result of an increase in the number of deposit accounts. Gains on sale of loans for the six months ended June 30, 2004, were $66,000, a decrease of $183,000, or 73.49%, compared to $249,000 for the six months ended June 30, 2003. This is a result of a slow down in refinancing activity in the residential mortgage portfolio as rising interest rates have reduced many borrowers incentive to refinance exiting mortgages. Management continues to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Gains on sale of securities for the six months ended June 30, 2004 were $152,000, an increase of $24,000, or 18.75%, compared to $128,000 for the six months ended June 30, 2003. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives. Earnings from bank owned life insurance amounted to $150,000 in the current six-month period, a decrease of $15,000, or 9.09%, compared to $165,000 during the six- month period in 2003. The decrease results from the earnings crediting rate being lower in 2004 than it was in 2003. Other non-interest income amounted to $112,000 for the six months ended June 30, 2004, a decrease of $32,000 or 22.22%, from the $144,000 recorded for the six months ended June 30, 2003. The decrease in other income was primarily the result of decreases in debit card point-of-sale fees and ATM transaction fees.

Total non-interest income for the three months ended June 30, 2004 was $131,000, a decrease of $366,000, or 73.64%, compared to $497,000 for the three months ended June 30, 2003. Service charges on deposit accounts increased $11,000 to $52,000 in the 2004 period compared to $41,000 in the 2003 period. Gains on sale of loans for the three months ended June 30, 2004, were $36,000, a decrease of $134,000, or 78.82%, compared to $170,000 for the three months ended June 30, 2003. This is a result of decreased refinancing activity in the residential mortgage portfolio as discussed above. Gains and (losses) on sale of securities for the three months ended June 30, 2004 were a net loss of $89,000, a decrease of $217,000, or 169.53%, compared to the three months ended June 30, 2003. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives as the economy strengthens and interest rates rise. Earnings from bank owned life insurance amounted to $75,000 in the current three-month period compared to $83,000 for the same three-month period during 2003, due to lower crediting rates in the current quarter. Other non-interest income amounted to $57,000 for the three months ended June 30, 2004, a decrease of $18,000, or 24.00%, from the $75,000 recorded for the three months ended June 30, 2003. This income is primarily from debit card point-of-sale fees and ATM transaction fees.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 2004 increased $178,000, or 6.94%, to $2,744,000 from $2,566,000 for the six months ended June
30, 2003. Salaries and benefits for the six months totaled $1,113,000, an increase of $31,000, or 2.87%, compared to the same six months in 2003, due primarily to merit pay increases. Occupancy and equipment expense increased $31,000, or 8.01%, from the same six-month period in 2003, due to increases in building rent and to increases in the amount of space rented. Professional fees increased by $95,000, or 100.00%, to $190,000, for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due to legal, accounting and other fees associated with the Dividend Reinvestment and Stock Purchase Plan initiated in 2004 and for legal fees associated with certain trademark filings and fictitious name registrations. Marketing and business development expense increased $17,000, to $59,000, for the current six months due to an increase in advertising. Data processing expense decreased $12,000 in the 2004 period compared to the same period in 2003. Other operating expense increased $4,000 to $446,000 for the six months ended June 30, 2004, from $442,000 for the six months ended June 30, 2003, due primarily to an increase in the Pennsylvania Bank Shares tax, the result of an increase in the Bank's capital level.

Total non-interest expense for the three months ended June 30, 2004 increased $53,000, or 4.17%, to $1,324,000 from $1,271,000 for the three months ended June 30, 2003. Salaries and benefits for the quarter totaled $519,000, an increase of $5,000 compared to the same quarter in 2003, due to merit pay increases. Occupancy expense increased by $19,000, or 9.64%, in the quarter ended June 30, 2004 compared to the same quarter in 2003, the result of increases in building rent and the Company leasing more space in the current period. Data processing expense of $188,000 represented an increase of $15,000 from the same quarter in 2003. Other operating expense decreased $30,000, or 11.90%, to $222,000 in the quarter ended June 30, 2003, from $252,000 for the quarter ended June 30, 2003.

INCOME TAX EXPENSE

Income tax expense for six months ended June 30, 2004 amounted to $634,000, an increase of $57,000 from the $577,000 incurred for the six months ended June 30, 2003, due primarily to the increase in pre-tax income. Our effective tax rate for the six months ended June 30, 2004 was 30.38%, compared to 29.71% for the six months ended June 30, 2003. The effective tax rate in the 2003 period benefited from the Company's ability to increase non-taxable income, primarily from the dividend-received deduction on dividends received on common stock.

Income tax expense for the three months ended June 30, 2004, amounted to $246,000, an increase of $26,000 from the $220,000 incurred for the three months ended June 30, 2003, due primarily to the increase in pretax income and to a lower amount of non-taxable income. Our effective tax rate for the three months ended June 30, 2004 was 29.00% as compared to 28.46% for the three months ended June 30, 2003.

FINANCIAL CONDITION

OVERVIEW

Total assets increased to $511.4 million at June 30, 2004, from $482.0 million at December 31, 2003, an increase of $29.4 million, or 6.10%. Investment securities decreased by $5.8 million, or 2.30%, to $246.3 million at June 30, 2004, compared to $252.1 million, at December 31, 2003. Net loans outstanding increased by $16.8 million, or 8.20%, to $221.6 million at June 30, 2004, compared to $204.8 million at December 31, 2003. Cash and overnight investments increased by $17.0 million, or 346.94%, to $21.9 million at June 30, 2004 from $4.9 million at December 31, 2003.

The growth in assets was funded by an increase in deposits of $18.4 million, an increase in securities sold under agreements to repurchase of $3.3 million, an increase in short-term debt of $5.1 million and an increase in stockholders' equity of $2.5 million.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at June 30, 2004 were $221.6 million, an increase of $16.8 million, or 8.20%, compared to the December 31, 2003 balance of $204.8 million. Loans receivable, net, represented 43.33% of total assets at June 30, 2004, compared to 42.49% of total assets at December 31, 2003. The increase in commercial real estate loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The increase in the balance of residential mortgage loans resulted from the Bank purchasing adjustable rate mortgage loans from mortgage brokers.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 2004, compared to December 31, 2003:

                                               AT JUNE 30, 2004         AT DECEMBER 31, 2003
                                            ---------------------      ----------------------
                                             AMOUNT       PERCENT       AMOUNT        PERCENT
                                            ---------     -------      ---------      -------
                                                          (Dollars In Thousands)
         Real Estate Loans:
         Commercial(1)                      $ 105,516      47.13%      $  96,609       46.66%
         Residential(2)                        60,273      26.92          53,393       25.79
                                            ---------     ------       ---------      ------
            Total real estate loans           165,789      74.05         150,002       72.45
                                            ---------     ------       ---------      ------
         Other Loans:
         Consumer loans                        17,331       7.74          15,098        7.29
         Commercial                            40,748      18.21          41,937       20.26
                                            ---------     ------       ---------      ------
            Total other loans                  58,079      25.95          57,035       27.55
                                            ---------     ------       ---------      ------
         Total loans receivable               223,868     100.00%        207,037      100.00%
                                            ---------     ======       ---------      ======
         Less:
         Deferred fees and costs                  319         --             207          --
         Allowance for losses                  (2,598)        --          (2,412)         --
                                            ---------                  ---------
            Total loans receivable, net     $ 221,589         --       $ 204,832          --
                                            =========                  =========

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

Our evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a monthly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to us. For commercial loans and commercial real estate loans the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio segments.

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of June 30, 2004 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

Management maintains an allowance for loan losses that it considers adequate based on the evaluation process that it performs on a monthly basis. As part of this process, management considers it appropriate to maintain a portion of the allowance based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan losses is recorded as the unallocated portion.

At June 30, 2004 and December 31, 2003, we had an allowance for loan losses of approximately $2,598,000 and $2,412,000, respectively. Management believes that the allowance for loan losses at June 30, 2004 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2004:

                                                                          PERCENT OF
                                                                           LOANS IN
                                                        LOAN                 EACH
                                      AMOUNT OF        AMOUNTS            CATEGORY TO
                                      ALLOWANCE       BY CATEGORY         TOTAL LOANS
                                      ---------       -----------         -----------
                                                 (Dollars In Thousands)
         Commercial                    $  562          $ 40,748              18.21%
         Commercial mortgage            1,454           105,516              47.13
         Residential mortgage             271            60,273              26.92
         Consumer                         139            17,331               7.74
         Unallocated                      172                --                 --
                                       ------          --------             ------
              Total                    $2,598          $223,868             100.00%
                                       ======          ========             ======

The following table summarizes the allocation of the allowance for loan losses at December 31, 2003:

                                                                          PERCENT OF
                                                                           LOANS IN
                                                        LOAN                 EACH
                                      AMOUNT OF        AMOUNTS            CATEGORY TO
                                      ALLOWANCE       BY CATEGORY         TOTAL LOANS
                                      ---------       -----------         -----------
                                                 (Dollars In Thousands)


         Commercial                    $  576          $ 41,937              20.26%
         Commercial mortgage            1,327            96,609              46.66
         Residential mortgage             245            53,393              25.79
         Consumer                         116            15,098               7.29
         Unallocated                      148                --                 --
                                       ------          --------             ------
                  Total                $2,412          $207,037             100.00%
                                       ======          ========             ======

The following table summarizes the transactions in the allowance for loan losses for the six months ended June 30, 2004 and 2003:

                                                                                FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               --------------------------
                                                                                 2004               2003
                                                                               -------            -------
                                                                                 (Dollars In Thousands)
         Balance at beginning of period                                        $ 2,412            $ 1,759
         Provision for loan losses                                                 184                 12
         Recoveries                                                                  2                250
         Charge-offs                                                                --                 --
                                                                               -------            -------
         Balance at end of period                                              $ 2,598            $ 2,021
                                                                               =======            =======
         Ratio of net charge-offs (recoveries) to average total loans            (0.01)%            (0.17)%
         Ratio of allowance to non-performing loans                                n/a                n/a

INVESTMENT SECURITIES

Total investment securities decreased by $5.8 million, or 2.30%, to $246.3 million at June 30, 2004 from $252.1 million at December 31, 2003. Investment securities classified as available for sale decreased by $4.2 million, or 1.77%, to $232.5 million, while investment securities classified as held to maturity decreased by $1.6 million, or 10.39%, to $13.8 million. The decrease in the available for sale portfolio resulted from pay-down of mortgage backed securities, scheduled maturities of corporate debentures, the sale of equity investments and a decline in market value which resulted from increasing interest rates. These funds were invested in loans, which is consistent with management's plan to continue to grow the loan portfolio, which will increase the yield on earning assets.

The following table presents the book values and the fair values at June 30, 2004 and December 31, 2003, respectively, for each major category of the Company's investment portfolio:

                                                                      AT JUNE 30, 2004
                                              ----------------------------------------------------------------
                                                                   GROSS            GROSS
                                                                 UNREALIZED       UNREALIZED
                                              AMORTIZED COST       GAINS            LOSSES          FAIR VALUE
                                              --------------     ----------       ----------        ----------
                                                                        (In Thousands)
         Available for sale securities:
            U.S. Government agencies             $ 24,750          $    3          $  (234)          $ 24,519
            Corporate notes                         2,164              22               --              2,186
            Mortgage backed securities            160,352             309           (1,864)           158,797
            Mutual funds                           13,547              --              (80)            13,467
            U.S. Government agency
                preferred stock                     2,567               6             (393)             2,180
            Common stock                            9,379             558              (53)             9,884
            Trust preferred obligations            21,970              56             (566)            21,460
                                                 --------          ------          -------           --------
              Total                              $234,729          $  954          $(3,190)          $232,493
                                                 ========          ======          =======           ========
         Held to maturity:
            Trust preferred obligations          $ 10,532          $  193          $   (72)          $ 10,653
            Mortgage backed securities              2,942              39               (4)             2,977
            Other                                     351              --               --                351
                                                 --------          ------          -------           --------
              Total                              $ 13,825          $  232          $   (76)          $ 13,981
                                                 ========          ======          =======           ========

                                                                    AT DECEMBER 30, 2004
                                              ----------------------------------------------------------------
                                                                   GROSS            GROSS
                                                                 UNREALIZED       UNREALIZED
                                              AMORTIZED COST       GAINS            LOSSES          FAIR VALUE
                                              --------------     ----------       ----------        ----------
                                                                        (In Thousands)
         Available for sale securities:
            U.S. Government agencies             $ 15,997          $   36          $    --           $ 16,033
            Corporate notes                         6,685             127               --              6,812
            Mortgage backed securities            184,774             689             (999)           184,464
            Mutual funds                           20,427              --             (100)            20,327
            U.S. Government agency
                preferred stock                     2,505              25             (273)             2,257
            Common stock                            4,224             677               --              4,901
            Trust preferred obligations             2,047               9             (104)             1,952
                                                 --------          ------          -------           --------
              Total                              $236,659          $1,563          $(1,476)          $236,746
                                                 ========          ======          =======           ========
         Held to maturity:
            Trust preferred obligations          $ 11,530          $  263          $   (94)          $ 11,699
            Mortgage backed securities              3,481              54               --              3,535
            Other                                     350              --               --                350
                                                 --------          ------          -------           --------
              Total                              $ 15,361          $  317          $   (94)          $ 15,584
                                                 ========          ======          =======           ========

DEPOSITS

Total deposits increased by $18.4 million, or 5.54%, to $350.7 million at June 30, 2004 from the December 31, 2003 balance of $332.3 million. Demand deposits decreased $2.2 million, or 11.00%, to $17.8 million at June 30, 2004, from $20.0 million at December 31, 2003. Interest-bearing checking accounts decreased $14.0 million, or 13.57%, to $89.2 million, compared to $103.2 million at December 31, 2003. Savings accounts, including money market accounts, increased $34.0 million, or 37.57%, to $124.5 million from the balance of $90.5 million at December 31, 2003. Total certificates of deposit increased by $510,000, or 0.43%, to $119.1 million from the December 31, 2003 balance of $118.6 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                 JUNE 30, 2004                            DECEMBER 31, 2003
                                                     ---------------------------------        ------------------------------------
                                                      AMOUNT        PERCENT       RATE         AMOUNT          PERCENT       RATE
                                                     --------       -------       ----        --------         -------       ----
                                                                  (Dollars In Thousands)
         Demand, non-interest-bearing                $ 17,845          5.09%        --%       $ 19,964           6.01%         --%
         Demand, interest-bearing                      89,231         25.45       1.22         103,210          31.06        1.21
         Savings, including money market accounts     124,477         35.49       1.33          90,474          27.23        1.39
         Certificates of deposit                      119,148         33.97       3.14         118,638          35.70        3.24
                                                     --------        ------       ----        --------         ------        ----

         Total deposits                              $350,701        100.00%      1.85%       $332,286         100.00%       1.87%
                                                     ========        ======       ====        ========         ======        ====

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and both short-term and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $10.2 million at June 30, 2004, an increase of $3.3 million, or 47.83%, from the total of $6.9 million at December 31, 2003. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of June 30, 2004, the amount of advances outstanding from the FHLB was $101.3 million, an increase of $4.9 million, or 5.08%, compared to the $96.4 million outstanding at December 31, 2003. The increase resulted from the Bank securing a short-term loan from the FHLB in the amount of $5.1 million, maturing on July 7, 2004 with interest at 1.44%.

At June 30, 2004, long-term advances consisted of $700,000 of fixed-rate advances, with a weighted average rate of 5.32% that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $900,000 at December 31, 2003.

The remaining $95.5 million of advances at June 30, 2004 consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, the Bank has the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of June 30, 2004, the FHLB has not elected to convert any of these advances to a variable rate.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of June 30, 2004 the Bank's maximum borrowing capacity was $257.2 million.

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

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46 (FIN 46) which provides guidance for the consolidation of variable interest entities (VIEs). Management has determined that the under the provisions of FIN 46, the Trust must be de-consolidated as of March 31, 2004. Following the adoption of FIN 46 the junior subordinated debentures issued to the Trust are reported on the Consolidated Balance Sheets as "Junior subordinated debentures." The Company's equity interest in the Trust of $315,000 is reported in "Other assets." Please refer to Notes 2 and 11 to the Consolidated Financial Statements for the year ended December 31, 2003 for additional discussion of FIN 46.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2004 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 2004 was $37.4 million, an increase of $2.4 million, or 6.86%, from the December 31, 2003 balance of $35.0 million. The increase results from net income of $1.5 million, proceeds from the exercise of options by option holders of $498,000, (including tax benefits), proceeds from the Dividend Reinvestment and Stock Purchase Plan of $2.0 million (net of cash dividends paid) and a decrease in other comprehensive income (loss) of $1.5 million (net of taxes).

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

At June 30, 2004, we had two loans, with an aggregate unpaid balance of $383,000, that were delinquent more than 30 days. At December 31, 2003, we had no loans that were delinquent more than 30 days. At June 30, 2004 and December 31, 2003 we did not have any non-performing loans.

During the six-month periods ended June 30, 2004 and 2003 we did not charge off any loans.

During the six months ended June 30, 2004, we recovered $2,000 of a loan that was previously charged-off and during the six months ended June 30, 2003, we recovered $250,000 of a loan that was previously charged-off.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At June 30, 2004 we had five loans totaling $1,648,000 classified as Special Mention and no loans classified as Substandard, Doubtful or Loss.

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of June 30, 2004 and December 31, 2003, the Company's level of liquidity was in excess of the minimum established by Board policy.

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at June 30, 2004 totaled $64.8 million. This consisted of $21.4 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $39.9 million under lines of credit, including $5.6 million in home equity lines of credit and $3.5 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents the Company's aggregate on- and off-balance sheet contractual obligations to make future payments.

                                                                    JUNE 30, 2004
                                    ------------------------------------------------------------------------------------
                                                      Due after           Due after
                                                       June 30,            June 30,
                                                        2005                2007
                                      Due by           through             through            Due after
                                     June 30,          June 30,            June 30,            June 30,
                                      2005               2007               2009                2009            Total
                                    ---------          ---------          ---------           --------        ----------
                                                                        (In Thousands)
   Time deposits                    $  62,848          $  42,987         $   13,313           $     --        $  119,148
   Short-term debt                     15,286                 --                 --                 --            15,286
   Long-term debt                         269                283             18,176             77,500            96,228
   Junior subordinated
   debentures                              --                 --                --              10,187            10,187
   Operating leases                       323                624                617                 --             1,564
                                    ---------          ---------          ---------           --------        ----------
   Total                            $  78,726          $  43,894          $  32,106           $ 87,687        $  242,413
                                    =========          =========          =========           ========        ==========

The Company is not aware of any other known trends or any known demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company will be able to meet its cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at June 30, 2004 and December 31, 2003. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                            REQUIRED TO BE
                                                                               REQUIRED FOR CAPITAL           CONSIDERED
                                                          ACTUAL                 ADEQUACY PURPOSES         "WELL CAPITALIZED"
                                                 ------------------------     -----------------------     ---------------------
                                                  AMOUNT       PERCENTAGE      AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE
                                                 -------       ----------     -------      ----------     -------    ----------
June 30, 2004                                                                  (Dollars In Thousands)
Total Capital to Risk Weighted Assets:
       Company                                   $51,886         18.42%       $22,539         8.00%           n/a        n/a
       Bank                                       41,300         15.21         21,721         8.00        $27,151      10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                                    49,097         17.43         11,269         4.00            n/a        n/a
       Bank                                       38,703         14.25         10,185         4.00         16,291       6.00

Leverage Ratio:
       Company                                    49,097          9.63         20,398         4.00            n/a        n/a
       Bank                                       38,703          7.78         19,900         4.00         24,874       5.00

December 31, 2003:

Total Capital to Risk Weighted Assets:
       Company                                   $47,782         17.68%       $21,690         8.00%           n/a        n/a
       Bank                                       39,548         14.86         21,288         8.00        $26,610      10.00%

Tier 1 Capital to Risk Weighted
Assets:
       Company                                    45,106         16.69         10,845         4.00            n/a        n/a
       Bank                                       37,136         13.96         10,644         4.00         15,966       6.00

Leverage Ratio:
       Company                                    45,106          9.40         19,200         4.00            n/a        n/a
       Bank                                       37,136          7.81         19,016         4.00         23,770       5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of June 30, 2004, an increase of 200 basis points in rates is estimated to result in an increase of 0.40% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 12.0% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

             The Company's annual meeting of stockholders was held on April 27, 2004. At the annual meeting the stockholders approved the following:

             1.) Election of Directors
                 Two directors were elected with terms expiring in 2007 as follows;

                                                 Shares For   Shares Against    Shares Withheld
                                                 ----------   --------------    ---------------

                           Phillip S. Schwartz   6,131,323          -0-             68,597
                           Martin F. Spiro       6,131,323          -0-             68,597

                 In addition, the following directors continue in office through this meeting;

                           Elizabeth B. Gaul
                           Mark W. Jaindl
                           David M. Jaindl
                           John C. Long


             2.) Ratification of the appointment of Beard Miller Company LLP as the Company's auditors for the year ending December 31, 2004

                                                 Shares For   Shares Against    Shares Withheld
                                                 ----------   --------------    ---------------

                                                 6,134,050           59,558         6,312

Item 5   -   Other Information

             None

Item 6   -   Exhibits and Reports on Form 8-K

                 (a) Exhibit

                     31.1  Certification of Chief Executive Officer Pursuant to
                           Section 302 of Sarbanes-Oxley Act of 2002

                     31.2  Certification of Chief Financial Officer Pursuant to
                           Section 302 of Sarbanes-Oxley Act of 2002

                     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN BANK INCORPORATED
                                  Registrant



August 13, 2004            By: /s/ Mark W. Jaindl
-----------------              ----------------------------------------
Date:                          Mark W. Jaindl,
                               President and Chief Executive Officer
                               (Principal Executive Officer)


August 13, 2004            By: /s/ Harry C. Birkhimer
-----------------              ----------------------------------------
Date:                          Harry C. Birkhimer,
                               Senior Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)