Form 10QSB
period 2004-09-30
AMERICAN BANK INC
filed 2004-11-15
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     SEPTEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

         Commission file number _____________________

                           AMERICAN BANK INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            PA                                                 01-0593266
-------------------------------                          -----------------------
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

                                [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 2004.

      7,223,102      Shares of common stock          Par Value     $.10   /share
 -------------------                                             --------

Transitional Small Business Disclosure Format (check one),    [ ] Yes  [X] No

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION                                          PAGE
------       ---------------------                                          ----

Item 1       Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets                                      3
             Consolidated Statements of Income                                4
             Consolidated Statements of Changes in Stockholders' Equity       5
             Consolidated Statements of Cash Flows                            6
             Notes to Consolidated Financial Statements                       7

Item 2       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   10

Item 3       Controls and Procedures                                         22

PART II      OTHER INFORMATION
-------      -----------------

Item 1       Legal Proceedings                                               23

Item 2       Unregistered Sales Securities and Use of Proceeds               23

Item 3       Defaults Upon Senior Securities                                 23

Item 4       Submission of Matters to Vote of Security Holders               23

Item 5       Other Information                                               23

Item 6       Exhibits and Reports on Form 8-K                                23

Signatures                                                                   23

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2004               2003
                                                                                    ---------           ---------
                                                                                   (Unaudited)           (Note 1)
                                    Assets
Cash and due from banks                                                             $   5,807           $   4,623
Interest bearing deposits with banks                                                      109                 237
                                                                                    ---------           ---------
     Cash and cash equivalents                                                          5,916               4,860

Investment securities available for sale at fair value                                239,803             236,746
Investment securities held to maturity, fair value of $14,256 and $15,584              13,925              15,361
Loans, net of allowance for loan losses of $2,689 and $2,412                          234,468             204,832
Restricted investment in correspondent bank stock                                       7,263               6,994
Bank owned life insurance                                                               8,403               8,178
Premises and equipment, net                                                             1,558               1,808
Accrued interest receivable                                                             2,041               1,973
Other assets                                                                            1,264               1,240
                                                                                    ---------           ---------
          Total assets                                                              $ 514,641           $ 481,992
                                                                                    =========           =========

                       Liabilities and Stockholders' Equity

Liabilities
Deposits
     Non-interest bearing deposits                                                  $  16,493           $  19,964
     Interest bearing deposits                                                        339,472             312,322
                                                                                    ---------           ---------
          Total deposits                                                              355,965             332,286

Securities sold under agreements to repurchase                                          8,626               6,909
Long-term debt                                                                         96,162              96,357
Mandatory redeemable convertible debentures                                                --              10,200
Junior subordinated debentures                                                         10,187                  --
Accrued interest payable                                                                  618                 629
Other liabilities                                                                       2,136                 648
                                                                                    ---------           ---------

          Total liabilities                                                           473,694             447,029
                                                                                    ---------           ---------

Stockholders' Equity
  Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
       issued and outstanding -0- shares                                                   --                  --
  Common stock, par value $0.10 per share; authorized 15,000,000 shares;
       7,223,102 and 6,807,279 shares issued and outstanding                              722                 681
Additional paid-in capital                                                             32,670              29,489
Unallocated ESOP shares, at cost  (15,775 shares)                                        (117)               (117)
Retained earnings                                                                       6,327               4,853
Accumulated other comprehensive income                                                  1,345                  57
                                                                                    ---------           ---------

          Total stockholders' equity                                                   40,947              34,963
                                                                                    ---------           ---------

          Total liabilities and stockholders' equity                                $ 514,641           $ 481,992
                                                                                    =========           =========

 See notes to financial statements

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                               ------------------     -------------------
                                                                 2004       2003       2004        2003
                                                                ------     ------     -------     -------
Interest Income
   Loans receivable, including fees                             $3,238     $2,519     $ 9,346     $ 7,087
   Investment securities                                         1,850      1,989       5,898       7,220
   Other                                                            --          2           1          53
                                                                ------     ------     -------     -------
     Total interest income                                       5,088      4,510      15,245      14,360
                                                                ------     ------     -------     -------
Interest Expense
   Deposits                                                      1,606      1,661       4,799       5,213
   Short-term debt                                                  17         20          41          42
   Long-term debt                                                1,108      1,124       3,302       3,342
   Mandatory redeemable convertible debentures                      --        153          --         459
   Junior subordinated debentures                                  153         --         459          --
                                                                ------     ------     -------     -------
     Total interest expense                                      2,884      2,958       8,601       9,056
                                                                ------     ------     -------     -------
       Net interest income                                       2,204      1,552       6,644       5,304
Provision for loan losses                                           91        207         275         219
                                                                ------     ------     -------     -------
       Net interest income after provision for loan losses       2,113      1,345       6,369       5,085
                                                                ------     ------     -------     -------
Non-interest Income
   Service charges on deposit accounts                              57         41         152         123
   Net realized gains on sale of residential mortgage loans         26        144          92         393
   Net realized gains on sale of securities                         --        349         152         477
   Earnings from bank owned life insurance                          75         80         225         245
   Other income                                                     57         63         169         207
                                                                ------     ------     -------     -------
     Total non-interest income                                     215        677         790       1,445
                                                                ------     ------     -------     -------
Non-interest Expense
   Salaries and employee benefits                                  559        494       1,672       1,576
   Occupancy and equipment                                         210        226         628         613
   Professional fees                                                43         73         233         168
   Marketing and business development                               73         20         132          62
   Product management                                               90         92         276         294
   Data processing                                                 159        145         491         489
   Other operating                                                 169        202         615         616
                                                                ------     ------     -------     -------
     Total non-interest expense                                  1,303      1,252       4,047       3,818
                                                                ------     ------     -------     -------
Income before provision for income taxes                         1,025        770       3,112       2,712
Provision for income taxes                                         320        214         954         791
                                                                ------     ------     -------     -------
       Net income                                               $  705     $  556     $ 2,158     $ 1,921
                                                                ======     ======     =======     =======
Earnings per share:
   Basic                                                        $ 0.10     $ 0.08     $  0.30     $  0.30
                                                                ======     ======     =======     =======
   Diluted                                                      $ 0.10     $ 0.08     $  0.08     $  0.29
                                                                ======     ======     =======     =======
Cash dividends declared per share                               $   --     $   --     $  0.10     $    --
                                                                ======     ======     =======     =======

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                       SHARES OF                                                     ACCUMULATED
                                        COMMON                                       UNALLOCATED         OTHER
                                        STOCK       COMMON    PAID-IN     RETAINED      ESOP         COMPREHENSIVE
                                        ISSUED      STOCK     CAPITAL     EARNINGS     SHARES        INCOME (LOSS)       TOTAL
                                       ---------    ------    -------     --------   -----------     --------------     -------
Balances, December 31, 2003            6,807,279    $  681    $ 29,48      $4,853       $(117)            $   57        $34,963

Comprehensive income for the
  nine months ended
  September 30, 2004:
   Net income                                                               2,158                                         2,158
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                                        1,288          1,288
                                                                                                                        -------
Total comprehensive loss
                                                                                                                          3,446

Conversion of trust preferred
   securities                              1,506                   13                                                        13
Dividends reinvested                      68,163         7        557                                                       564
Dividends declared                                                           (684)                                         (684)
Optional purchase through DRIP           259,654        26      2,121                                                     2,147
Exercise of stock options,
  including tax benefits                  86,500         8        490                                                       498
                                       ---------    ------    -------      ------       -----             ------        -------
Balances, September 30, 2004           7,223,102    $  722    $32,670      $6,327       $(117)            $1,345        $40,947
                                       =========    ======    =======      ======       =====             ======        =======

                                       SHARES OF                                                     ACCUMULATED
                                        COMMON                                       UNALLOCATED         OTHER
                                        STOCK       COMMON    PAID-IN     RETAINED      ESOP         COMPREHENSIVE
                                        ISSUED      STOCK     CAPITAL     EARNINGS     SHARES        INCOME (LOSS)       TOTAL
                                       ---------    ------    -------     --------   -----------     --------------     -------
Balances, December 31, 2002            6,077,827    $608      $24,61       $2,216       $(139)            $1,294        $28,593

Comprehensive income for the
  nine months ended
  September 30, 2003:
   Net income                                                               1,921                                         1,921
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                                         (910)          (910)
                                                                                                                         ------
Total comprehensive income                                                                                                1,011
Exercise of stock warrants               717,452      72       4,703                                                      4,775
Exercise of stock options,
  including tax benefits                  12,000       1         165                                                        166
                                       ---------    ----     -------       ------       -----             ------        -------
Balances, September 30, 2003           6,807,279    $681     $29,482       $4,137       $(139)            $  384        $34,545
                                       =========    ====     =======       ======       =====             ======        =======

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 2004           2003
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $   2,158      $   1,921
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                  275            219
          Depreciation and amortization                                              455            470
          Deferred income tax benefit (expense)                                     (786)           138
          Income tax benefit on stock options exercised                              125             --
          Proceeds from sale of residential mortgage loans held for sale           8,745         24,479
          Net realized gain on sale of loans                                         (92)          (393)
          Origination of residential mortgage loans held for sale                 (8,653)       (24,086)
          Net amortization of securities premiums and discounts                    1,491          1,897
          Net realized gains on sales of securities                                 (152)          (477)
          Earnings from bank owned life insurance                                   (225)          (245)
          (Increase) decrease in accrued interest receivable                         (68)           479
          (Increase) decrease in other assets                                        (24)            56
          Decrease in accrued interest payable                                       (11)           (75)
          Increase (decrease) in other liabilities                                 1,492           (420)
                                                                               ---------      ---------
               Net cash provided by operating activities                           4,730          3,963
                                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                             (109,591)      (130,393)
          Maturities and principal repayments                                     98,081        139,083
          Sales                                                                    9,146         18,553
      Securities held to maturity:
          Purchases                                                               (1,407)       (12,149)
          Maturities and principal repayments                                      2,756          6,172
      Net increase in loans receivable                                           (29,911)       (52,248)
      Purchase of premises and equipment                                            (205)          (169)
      Purchase of restricted investment in bank stock                               (269)        (1,068)
                                                                               ---------      ---------
               Net cash used in investing activities                             (31,400)       (32,219)
                                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                                 18,605         13,231
      Net increase in time deposits                                                5,074          5,193
      Net increase in securities sold under agreements to repurchase               1,717          2,080
      Repayments on long-term debt                                                  (195)          (371)
      Conversion of trust preferred securities                                       (13)            --
      Cash dividends paid                                                           (684)            --
      Issuance of common stock                                                     3,222          4,941
                                                                               ---------      ---------
                Net cash provided by financing activities                         27,726         25,074
                                                                               ---------      ---------
                Increase (decrease) in cash and cash equivalents                   1,056         (3,182)
Cash and cash equivalents at beginning of year                                     4,860         10,440
                                                                               ---------      ---------
Cash and cash equivalents at end of period                                     $   5,916      $   7,258
                                                                               =========      =========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                  $   8,612      $   9,131
                                                                               =========      =========
     Income taxes paid                                                         $     717      $     890
                                                                               =========      =========

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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $4.4 million of standby letters of credit outstanding as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Potential common shares also include the junior subordinated debentures/mandatory redeemable convertible debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                              FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                             ----------------------          ----------------------
                                                              2004            2003            2004            2003
                                                             ------          ------          ------          ------
                                                                    (In Thousands, Except Per Share Data)
Numerator-basic earnings per share, net income               $  705          $  556          $2,158          $1,921
  Interest paid on junior subordinated debentures/
    mandatory redeemable debentures, net of tax
    effect                                                      101             101             303             303
                                                             ------          ------          ------          ------
Numerator-diluted earnings per share                         $  806          $  657          $2,461          $2,224
                                                             ======          ======          ======          ======

Denominator:
   Average basic shares outstanding                           7,207           6,788           7,103           6,349
   Average dilutive option effect                                44              75              51              84
   Average dilutive warrant effect                               --              --              --             119
   Average dilutive mandatory redeemable debentures
     effect                                                      --           1,200              --           1,200
   Average dilutive junior subordinated debenture
     effect                                                   1,198              --           1,199              --
                                                             ------          ------          ------          ------
   Average diluted shares outstanding                         8,449           8,063           8,353           7,752
                                                             ======          ======          ======          ======

Earnings per common share:
   Basic                                                     $ 0.10          $ 0.08          $ 0.30          $ 0.30
                                                             ======          ======          ======          ======
   Diluted                                                   $ 0.10          $ 0.08          $ 0.30          $ 0.29
                                                             ======          ======          ======          ======

4.       Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                     -------------------------           -------------------------
                                                      2004               2003             2004               2003
                                                     -------           -------           -------           -------
                                                                             (In Thousands)
Net income                                           $   705           $   556           $ 2,158           $ 1,921
Other comprehensive income (loss):
    Unrealized holding gains (losses) on
      available for sale securities                    4,274            (1,039)            2,103              (902)
    Reclassification adjustment for (gains)
        losses realized in net income                     --              (349)             (152)             (477)
                                                     -------           -------           -------           -------
 Other comprehensive income (loss) before
        Taxes                                          4,274            (1,388)            1,951            (1,379)
   Income tax  (expense) benefit related to
     other comprehensive income                       (1,453)              472              (663)              469
                                                     -------           -------           -------           -------
Other comprehensive income (loss)                      2,821              (916)            1,288              (910)
                                                     -------           -------           -------           -------
         Total comprehensive income (loss)           $ 3,526           $  (360)          $ 3,446           $ 1,011
                                                     =======           =======           =======           =======

5.       Stock Based Compensation

         The Company has a Non-Qualified Stock Option Plan (the "Plan") that provides for grants of stock options to officers and independent directors. The Plan authorizes the issuance of options to purchase 312,502 shares of common stock. Options granted under the Plan will have an option price at least equal to the fair market value of the common stock on the date of the grant. The options expire not more than ten years after the date of the grant. Exercise and vesting dates and terms may vary and are specified at the date of the grant.

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

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                               -----------------------              --------------------------
                                                               2004              2003                2004              2003
                                                               -----             -----              ------           ---------
                                                                          (In Thousands, Except Per Share Data)
Net income, as reported                                        $ 705             $ 556              $2,158              $1,921
Deduct: total stock based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                     (6)               (9)                (34)                (64)
                                                               -----             -----              ------           ---------
Pro forma net income                                           $ 699             $ 547              $2,124              $1,857
                                                               =====             =====              ======           =========
Earnings per share:
   As reported:
     Basic                                                     $0.10             $0.08              $ 0.30              $ 0.30
     Diluted                                                    0.10              0.08                0.30                0.29
   Pro forma:
     Basic                                                      0.10              0.08                0.30                0.29
     Diluted                                                    0.10              0.08                0.29                0.28

6.       Dividend Reinvestment and Stock Purchase Plan

         In January 2004, the Company established a dividend reinvestment and stock purchase plan to provide the stockholders of the Company with a convenient and economic method of investing cash dividends and optional cash payments in additional shares of common stock of the Company. The Company registered 2,127,275 shares of its common stock for sale under the plan.

7.       New Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 31, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004.
         American Capital Trust I qualifies as a variable interest entity under FIN 46. American Capital Trust I issued mandatory redeemable convertible securities to third party investors and used the proceeds to purchase a like amount of junior subordinated debentures from the Company.

         FIN 46 required the Company to deconsolidate American Capital Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $10.2 million and reduce mandatory redeemable convertible securities by $10.2 million, which had represented the trust preferred securities of the Trust. The Company's equity interest in the trust subsidiary of $315,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of September 30, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital, subject to previously specified limitations, until further notice. If regulators determine that trust preferred securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

         In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 was effective for fiscal years beginning after June 15, 2004, while the disclosure requirements were effective for fiscal years ending after June 15, 2004. The FASB Staff subsequently issued proposed implementation guidance and delayed the measurement and recognition accounting until the final Staff position is approved. The Company does not believe that the adoption will have a material effect on its financial position or results of operations.

         During March 2004, FASB issued an exposure draft of a new standard entitled "Share Based Payment," which would amend FASB Statement No. 123 and FASB Statement No. 95, "Statement of Cash Flows." The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See Note 5, "Stock-Based Compensation" for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 5 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

         In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

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

         STOCK BASED COMPENSATION. The Company has a Non-Qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the nine months ended September 30, 2004 would have been reduced by $34,000, from $2,158,000 to $2,124,000. Basic earnings per share would have been unchanged at $0.30 per share. Diluted earnings per share would have been reduced $0.01per share to $0.29 per share from $0.30 per share.

         If compensation cost for the plan had been recognized, net income for the three months ended September 30, 2004 would have been reduced by $6,000, from $705,000 to $699,000. Basic and diluted earnings per share would not have changed from $0.10 per share.

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

OVERVIEW

For the nine months ended September 30, 2004, the Company reported net income of $2.2 million, or $0.30 per diluted share, for an annualized return on average assets of 0.58% and an annualized return on average equity of 7.70%. This is an increase of $237,000, or 12.3%, over net income for the same nine-month period in 2003 of $1.9 million, or $0.29 per diluted share. The increase in net income was primarily the result of an increase of $26.0 million in average interest-earning assets for the nine months of 2004 over the same period in 2003 and an increase of 29 basis points in the net interest margin. Net income was negatively impacted by a decrease of $655,000 of non-interest income and increases of $56,000 in the provision for loan losses and $229,000 in non-interest expenses.

For the three months ended September 30, 2004, the Company reported net income of $705,000, or $0.10 per diluted share, for an annualized return on average assets of 0.57% and an annualized return on average equity of 7.30%. This is an increase of $149,000, or 26.8%, over net income for the same three-month period in 2003 of $556,000, or $0.08 per diluted share. The increase in net income was primarily the result of an increase of $26.0 million in average interest-earning assets for the three months of 2004 over the same period in 2003 and an increase of 51 basis points in the net interest margin. Also impacting net income was a decrease of $461,000 of non-interest income, a decrease of $116,000 in the provision for loan losses and an increase of $51,000 in non-interest expenses.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $1.3 million, or 24.5%, to $6.6 million for the nine months ended September 30, 2004, compared to $5.3 million for the same period in 2003. Average interest-earning assets grew to $479.6 million for the nine months ended September 30, 2004, an increase of $26.0 million, or 5.7%, as compared to the average of $453.6 million for the nine months ended September 30, 2003. Average interest-bearing liabilities grew to $439.6 million for the nine months ended September 30, 2004, an increase of $18.8 million, or 4.5%, compared to the average of $420.8 million for the nine months ended September 30, 2003. The yield on average interest-earning assets was 4.24% for the nine months ended September 30, 2004, an increase of two basis points from the yield of 4.22% for the nine months ended September 30, 2003. The cost of funds was 2.61% for the nine months ended September 30, 2004, a decrease of 26 basis points from the cost of 2.87% for the nine months ended September 30, 2003. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.85% for the nine months ended September 30, 2004, as compared to 1.56% for the same period in 2003, an increase of 29 basis points. The increase in the net interest margin resulted from a change in the mix of assets. At September 30, 2004, loans outstanding were 45.6% of total assets compared to 39.0% of total assets at September 30, 2003. At September 30, 2004, investment securities were 46.8% of total assets compared to 55.6% of total assets at September 30, 2003. Loans generally have higher interest rates than investment securities, so increasing the weighting of loans to total assets generally increases the weighted average return on assets. Also impacting the improvement in the net interest margin was the decrease in the cost of funds. The cost of funds declined at a faster pace during the current nine-month period due to lower rates being paid on checking and money market accounts and replacing maturing, higher rate certificates of deposit with certificates with lower rates.

Net interest income increased by $652,000, or 42.0%, to $2.2 million for the quarter ended September 30, 2004, compared to $1.5 million for the same period in 2003. Average interest-earning assets grew to $477.6 million for the three months ended September 30, 2004, an increase of $25.7 million, or 5.7%, as compared to the average of $451.9 million for the three months ended September 30, 2003. Average interest-bearing liabilities grew to $439.0 million for the three months ended September 30, 2004, an increase of $18.7 million, or 4.5%, compared to the average of $420.3 million for the three months ended September 30, 2003. The yield on average interest-earning assets was 4.26% for the three months ended September 30, 2004, an increase of 27 basis points from the yield of 3.99% for the three months ended September 30, 2003. The cost of funds was 2.63% for the three months ended September 30, 2004, a decrease of 11 basis points from the cost of 2.74% for the three months ended September 30, 2003. The net interest margin was 1.85% for the three months ended September 30, 2004, as compared to 1.34% for the same period in 2003, an increase of 51 basis points. The increase in the net interest margin for the quarter results from the change in the mix of assets as discussed above and from a decrease in the cost of funds. The factors affecting the reduction in cost of funds for the current quarter compared the prior year quarter are the same as those for the current year to date compared to the prior year to date.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003 are presented on a comparative basis in the following table:

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------------------------------------------------
                                                                      2004                                      2003
                                                      -----------------------------------       ------------------------------------
                                                                    INTEREST                                  INTEREST
                                                       AVERAGE       INCOME /     AVERAGE       AVERAGE        INCOME /      AVERAGE
                                                      BALANCES       EXPENSE        RATES       BALANCES       EXPENSE        RATES
                                                      --------      ---------     -------       --------      ---------      -------
                                                                                  (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                           $    235       $     1        0.57%       $  6,905       $    53        1.02%
   Loans, net                                          214,246         9,346        5.82         150,651         7,087        6.27
   Investment securities                                76,935         2,078        3.60          47,974         1,952        5.43
   Mortgage backed securities                          181,127         3,708        2.73         241,458         5,127        2.83
   Restricted investments in
       correspondent bank stock                          7,105           112        2.10           6,650           141        2.83
                                                      --------       -------        ----        --------       -------        ----
          Total interest-earnings assets               479,648        15,245        4.24         453,638        14,360        4.22
                                                      --------       -------        ----        --------       -------        ----
Interest-bearing liabilities
   Checking                                            102,951           946        1.23          92,409           957        1.38
   Savings                                             103,903         1,041        1.34          91,597          1076        1.57
   Certificates of deposit                             119,310         2,812        3.14         120,997         3,180        3.50
   Borrowings                                          113,433         3,802        4.47         115,768         3,843        4.43
                                                      --------       -------        ----        --------       -------        ----
          Total interest-bearing liabilities           439,597         8,601        2.61         420,771         9,056        2.87
                                                      --------       -------        ----        --------       -------        ----
Net earning assets                                    $ 40,051                                  $ 32,867
                                                      ========                                  ========
Net interest income                                                  $ 6,644                                   $ 5,304
                                                                     =======                                   =======
Net interest spread                                                                 1.63%                                     1.35%
                                                                                    ====                                      ====
Net interest margin                                                                 1.85%                                     1.56%
                                                                                    ====                                      ====
Ratio of interest-earning assets to
    Interest-bearing liabilities                        109.11%                                   107.81%
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

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2004 VS. 2003
                                                     ---------------------------------------------
                                                     INCREASE/(DECREASE) DUE TO           TOTAL
                                                     --------------------------          INCREASE/
                                                       VOLUME             RATE          (DECREASE)
                                                      -------           -------         ----------
                                                                     (In Thousands)
         Interest-earning assets:
         Interest-earning deposits and
             securities purchased under
             agreements to resell                     $   (41)          $   (11)          $   (52)
         Loans receivable                               2,880              (621)            2,259
         Investment securities                            979              (853)              126
         Mortgage backed securities                    (1,248)             (171)           (1,419)
         Restricted investment in bank stock               10               (39)              (29)
                                                      -------           -------           -------
         Total interest-earning assets                  2,580            (1,695)              885
                                                      -------           -------           -------
         Interest-bearing liabilities:
         Checking deposits                                 99              (110)              (11)
         Savings deposits                                 138              (173)              (35)
         Time deposits                                    (44)             (324)             (368)
         Borrowings                                       (78)               37               (41)
                                                      -------           -------           -------
         Total interest-bearing liabilities               115              (570)             (455)
                                                      -------           -------           -------
         Net Increase (decrease)                      $ 2,465           $(1,125)          $ 1,340
                                                      =======           =======           =======

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $275,000 for the nine months ended September 30, 2004 and a provision of $219,000 for the nine months ended September 30, 2003. The increase in the provision during the nine-month period of 2004 principally relates to an increase in loans outstanding and a reduction in the amount of recoveries. During the nine-month period of 2004 we recovered $2,000 of a prior charge-off and during the nine-month period ended September 30, 2003 we recovered $250,000 of a prior charge-off.

We had no charge-offs during the nine months ended September 30, 2004. During the nine months ended September 30, 2003 we charged-off one loan in the amount of $1,000.

The Bank recorded a provision of $91,000 for the three months ended September 30, 2004 compared to $207,000 for the three months ended September 30, 2003. In both quarterly periods the amount of the provision principally related to increases in loans outstanding.

We had no charge-offs and no recoveries during the three months ended September 30, 2004. During the three months ended September 30, 2003 we charged-off one loan in the amount of $1,000 and had no recoveries.

NON-INTEREST INCOME

Total non-interest income for nine months ended September 30, 2004 was $790,000, a decrease of $655,000, or 45.3%, compared to $1.4 million for the nine months ended September 30, 2003. Service charges on deposit accounts increased $29,000 to $152,000 in the 2004 period compared to $123,000 in the 2003 period, the result of an increase in the number of deposit accounts. Gains on sale of loans for the nine months ended September 30, 2004, were $92,000, a decrease of $301,000, or 76.6%, compared to $393,000 for the nine months ended September 30, 2003. This is a result of a slow down in refinancing activity in the residential mortgage portfolio as rising interest rates have reduced many borrowers' incentive to refinance exiting mortgages. Management continues to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Gains on sale of securities for the nine months ended September 30, 2004 were $152,000, a decrease of $325,000, or 68.1%, compared to $477,000 for the nine months ended September 30, 2003. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives during both periods with a greater volume of restructuring in the prior year period. Earnings from bank owned life insurance amounted to $225,000 in the current nine-month period, a decrease of $20,000, or 8.2%, compared to $245,000 during the nine-month period in 2003. The decrease results from the earnings crediting rate being lower in 2004 than it was in 2003. Other non-interest income amounted to $169,000 for the nine months ended September 30, 2004, a decrease of $38,000 or 18.4%, from the $207,000 recorded for the nine months ended September 30, 2003. The decrease in other income was primarily the result of decreases in debit card point-of-sale fees and ATM transaction fees.

Total non-interest income for the three months ended September 30, 2004 was $215,000, a decrease of $462,000, or 68.2%, compared to $677,000 for the three months ended September 30, 2003. Service charges on deposit accounts increased $16,000 to $57,000 in the 2004 period compared to $41,000 in the 2003 period. Gains on sale of loans for the three months ended September 30, 2004, were $26,000, a decrease of $118,000, or 81.9%, compared to $144,000 for the three months ended September 30, 2003. This is a result of decreased refinancing activity in the residential mortgage portfolio as discussed above. There were no gains on sale of securities for the three months ended September 30, 2004 compared to $349,000 of such gains for the three months ended September 30, 2003. This resulted from management restructuring segments of the investment portfolio in its effort to manage interest rate risk. Earnings from bank owned life insurance amounted to $75,000 in the current three-month period compared to $80,000 for the same three-month period during 2003, due to lower crediting rates in the current quarter. Other non-interest income amounted to $57,000 for the three months ended September 30, 2004, a decrease of $6,000, or 9.5%, from the $63,000 recorded for the three months ended September 30, 2003. This income is primarily from debit card point-of-sale fees and ATM transaction fees.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 2004 increased $229,000, or 6.0%, to $4,047,000 from $3,818,000 for the nine months ended September 30, 2003. Salaries and benefits for the nine months totaled $1,672,000, an increase of $96,000, or 6.1%, compared to the same nine months in 2003, due primarily to merit pay increases, higher benefit costs and one additional employee. Occupancy and equipment expense increased $15,000, or 2.5% due to increases in building rent. Professional fees increased by $65,000, or 38.7%, to $233,000, for the nine months ended September 30, 2004, compared to $168,000 for the nine months ended September 30, 2003, due to legal, accounting and other fees associated with the Dividend Reinvestment and Stock Purchase Plan initiated in 2004 and for legal fees associated with certain trademark filings and fictitious name registrations. Marketing and business development expense increased $70,000 to $132,000 for the current nine months due to an increase in advertising and other marketing efforts. Product management expense decreased $18,000 in the 2004 period compared to the same period in 2003, due primarily to lower transaction volume in the current year.

Total non-interest expense for the three months ended September 30, 2004 increased $51,000, or 4.1%, to $1,303,000 from $1,252,000 for the three months ended September 30, 2003. Salaries and benefits for the quarter totaled $559,000, an increase of $65,000 compared to the same quarter in 2003, due to merit pay increases, higher benefit costs and one additional employee. Occupancy expense decreased by $16,000, or 7.1%, in the quarter ended September 30, 2004 compared to the same quarter in 2003. Data processing expense of $159,000 represented an increase of $14,000 from the same quarter in 2003. Other operating expense decreased $33,000, or 16.3%, to $169,000 in the quarter ended September 30, 2004, from $202,000 for the quarter ended September 30, 2003.

INCOME TAX EXPENSE

Income tax expense for nine months ended September 30, 2004 amounted to $954,000, an increase of $163,000 from the $791,000 incurred for the nine months ended September 30, 2003, due primarily to the increase in pre-tax income. Our effective tax rate for the nine months ended September 30, 2004 was 30.66%, compared to 29.17% for the nine months ended September 30, 2003. The effective tax rate in the 2003 period benefited from the Company earning a greater amount of non-taxable income, primarily from the dividend-received deduction on dividends received on common stock.

Income tax expense for the three months ended September 30, 2004 amounted to $320,000, an increase of $106,000 from the $214,000 incurred for the three months ended September 30, 2003, due primarily to the increase in pretax income and to a lower amount of non-taxable income. Our effective tax rate for the three months ended September 30, 2004 was 31.22% as compared to 27.79% for the three months ended September 30, 2003.

FINANCIAL CONDITION

OVERVIEW

Total assets increased to $514.6 million at September 30, 2004, from $482.0 million at December 31, 2003, an increase of $32.6 million, or 6.8%. Investment securities increased by $1.6 million, or 0.6%, to $253.7 million at September 30, 2004, compared to $252.1 million, at December 31, 2003. Net loans outstanding increased by $29.7 million, or 14.5%, to $234.5 million at September 30, 2004, compared to $204.8 million at December 31, 2003. Cash and overnight investments increased by $1.0 million, or 20.4%, to $5.9 million at September 30, 2004 from $4.9 million at December 31, 2003.

The growth in assets was funded by an increase in deposits of $23.7 million, an increase in securities sold under agreements to repurchase of $1.7 million and an increase in stockholders' equity of $5.9 million.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at September 30, 2004 were $234.5 million, an increase of $29.7 million, or 14.5%, compared to the December 31, 2003 balance of $204.8 million. Loans receivable, net, represented 45.6% of total assets at September 30, 2004, compared to 42.5% of total assets at December 31, 2003. The increase in commercial real estate loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The increase in the balance of residential mortgage loans resulted from the Bank purchasing adjustable rate mortgage loans from mortgage brokers.

The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 2004, compared to December 31, 2003:

                                                      AT SEPTEMBER 30, 2004                AT DECEMBER 31, 2003
                                                 ------------------------------       ------------------------------
                                                  AMOUNT                PERCENT        AMOUNT                PERCENT
                                                 ---------              -------       ---------              -------
                                                                        (Dollars In Thousands)
         Real Estate Loans:
         Commercial(1)                           $ 107,790               45.54%       $  96,609               46.66%
         Residential(2)                             68,905               29.11           53,393               25.79
                                                 ---------               -----        ---------               -----
            Total real estate loans                176,695               74.65          150,002               72.45
                                                 ---------               -----        ---------               -----
         Other Loans:
         Consumer loans                             18,429                7.79           15,098                7.29
         Commercial                                 41,582               17.56           41,937               20.26
                                                 ---------               -----        ---------               -----
            Total other loans                       60,011               25.35           57,035               27.55
                                                 ---------               -----        ---------               -----
         Total loans receivable                    236,706              100.00%         207,037              100.00%
                                                 ---------               -----        ---------               -----
         Less:
         Deferred fees and costs                       451                                  207
         Allowance for losses                       (2,689)                              (2,412)
                                                 ---------                            ---------
            Total loans receivable, net          $ 234,468                            $ 204,832
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

The general valuation allowance is maintained at a level that management believes to be sufficient to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions, as such factors may be applicable. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured.

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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of September 30, 2004 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we rely upon the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At September 30, 2004 and December 31, 2003, we had an allowance for loan losses of approximately $2,689,000 and $2,412,000, respectively. Management believes that the allowance for loan losses at September 30, 2004 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2004:

                                                                         PERCENT OF
                                                                        LOANS IN EACH
                                      AMOUNT OF       LOAN AMOUNTS     CATEGORY TO
                                      ALLOWANCE       BY CATEGORY        TOTAL LOANS
                                      ---------       ------------     --------------
                                                 (Dollars In Thousands)
         Commercial                    $  579          $ 41,582              17.56%
         Commercial mortgage            1,492           107,790              45.54
         Residential mortgage             309            68,905              29.11
         Consumer                         148            18,429               7.79
         Unallocated                      161                --                 --
                                       ------          --------             ------
              Total                    $2,689          $236,706             100.00%
                                       ======          ========             ======

The following table summarizes the allocation of the allowance for loan losses at December 31, 2003:

                                                                         PERCENT OF
                                                                        LOANS IN EACH
                                      AMOUNT OF       LOAN AMOUNTS     CATEGORY TO
                                      ALLOWANCE       BY CATEGORY        TOTAL LOANS
                                      ---------       ------------     --------------
                                                 (Dollars In Thousands)
               Commercial              $  576          $ 41,937              20.26%
               Commercial mortgage      1,327            96,609              46.66
               Residential mortgage       245            53,393              25.79
               Consumer                   116            15,098               7.29
               Unallocated                148                --                 --
                                       ------          --------              -----
                        Total          $2,412          $207,037             100.00%
                                       ======          ========             ======

The following table summarizes the transactions in the allowance for loan losses for the nine months ended September 30, 2004 and 2003:

                                                                     FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                       2004       2003
                                                                      ------     ------
                                                                    (Dollars In Thousands)
               Balance at beginning of period                         $2,412     $1,759
               Provision for loan losses                                 275        219
               Recoveries                                                  2        250
               Charge-offs                                                --         (1)
                                                                      ------     ------
               Balance at end of period                               $2,689     $2,227
                                                                      ======     ======

               Percent of net recoveries to average total loans         0.01%     0.16%

               Percent of allowance to non-performing loans         1,680.63%       n/a

INVESTMENT SECURITIES

Total investment securities increased by $1.6 million, or 0.6%, to $253.7 million at September 30, 2004 from $252.1 million at December 31, 2003. Investment securities classified as available for sale increased by $3.1 million, or 1.3%, to $239.8 million, while investment securities classified as held to maturity decreased by $1.5 million, or 9.7%, to $13.9 million. The increase in the available for sale portfolio resulted from an increase in the market value of the underlying securities which resulted from lower interest rates.

The following table presents the book values and the fair values at September 30, 2004 and December 31, 2003, respectively, for each major category of the Company's investment portfolio:

                                                                   AT SEPTEMBER 30, 2004
                                             -----------------------------------------------------------------
                                                                   GROSS           GROSS
                                                                 UNREALIZE       UNREALIZED
                                             AMORTIZED COST        GAINS           LOSSES           FAIR VALUE
                                             --------------      ---------       ----------         ----------
                                                                     (In Thousands)
         Available for sale securities:
            U.S. Government agencies             $ 19,750          $   11          $   (43)          $ 19,718
            Corporate notes                         2,001               2               --              2,003
            Mortgage backed securities            142,726             536             (574)           142,688
            Mutual funds                           38,852              --              (73)            38,779
            U.S. Government agency
                preferred stock                     2,567               6             (499)             2,074
            Common stock                            9,431           2,557              (33)            11,955
            Trust preferred obligations            22,438             342             (194)            22,586
                                                 --------          ------          -------           --------
              Total                              $237,765          $3,454          $(1,416)          $239,803
                                                 ========          ======          =======           ========
         Held to maturity:
            Trust preferred obligations          $ 10,950          $  300          $    (7)          $ 11,243
            Mortgage backed securities              2,624              39               (1)             2,662
            Other                                     351              --               --                351
                                                 --------          ------          -------           --------
              Total                              $ 13,925          $  339          $    (8)          $ 14,256
                                                 ========          ======          =======           ========

                                                                   AT DECEMBER 30, 2004
                                             -----------------------------------------------------------------
                                                                   GROSS           GROSS
                                                                 UNREALIZE       UNREALIZED
                                             AMORTIZED COST        GAINS           LOSSES           FAIR VALUE
                                             --------------      ---------       ----------         ----------
                                                                     (In Thousands)
         Available for sale securities:
            U.S. Government agencies             $ 15,997          $   36          $    --           $ 16,033
            Corporate notes                         6,685             127               --              6,812
            Mortgage backed securities            184,774             689             (999)           184,464
            Mutual funds                           20,427              --             (100)            20,327
            U.S. Government agency
                preferred stock                     2,505              25             (273)             2,257
            Common stock                            4,224             677               --              4,901
            Trust preferred obligations             2,047               9             (104)             1,952
                                                 --------          ------          -------           --------
              Total                              $236,659          $1,563          $(1,476)          $236,746
                                                 ========          ======          =======           ========
         Held to maturity:
            Trust preferred obligations          $ 11,530          $  263          $   (94)          $ 11,699
            Mortgage backed securities              3,481              54               --              3,535
            Other                                     350              --               --                350
                                                 --------          ------          -------           --------
              Total                              $ 15,361          $  317          $   (94)          $ 15,584
                                                 ========          ======          =======           ========

DEPOSITS

Total deposits increased by $23.7 million, or 7.1%, to $356.0 million at September 30, 2004 from the December 31, 2003 balance of $332.3 million. Demand deposits decreased $3.5 million, or 17.5%, to $16.5 million at September 30, 2004, from $20.0 million at December 31, 2003. Interest-bearing checking accounts increased $600,000, or 0.6%, to $103.8 million, compared to $103.2 million at December 31, 2003. Savings accounts, including money market accounts, increased $21.4 million, or 23.7%, to $111.9 million from the balance of $90.5 million at December 31, 2003. Total certificates of deposit increased by $5.1 million, or 4.3%, to $123.7 million from the December 31, 2003 balance of $118.6 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                               SEPTEMBER 30, 2004                 DECEMBER 31, 2003
                                                          ---------------------------       ----------------------------
                                                           AMOUNT   PERCENT      RATE        AMOUNT    PERCENT      RATE
                                                          --------  -------      ----       --------   -------      ----
                                                                               (Dollars In Thousands)
       Demand, non-interest-bearing                       $ 16,493     4.63%       --%      $ 19,964      6.01%       --%
       Demand, interest-bearing                            103,840    29.17      1.23        103,210     31.06      1.21
       Savings, including money market accounts            111,920    31.44      1.34         90,474     27.23      1.39
       Certificates of deposit                             123,712    34.76      3.14        118,638     35.70      3.24
                                                          --------   ------      ----       --------    ------      ----
       Total deposits                                     $355,965   100.00%     1.85%      $332,286    100.00%     1.87%
                                                          ========   ======      ====       ========    ======      ====

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $8.6 million at September 30, 2004, an increase of $1.7 million, or 24.6%, from the total of $6.9 million at December 31, 2003. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of September 30, 2004, the amount of advances outstanding from the FHLB was $96.2 million, a decrease of $200,000, or 0.2%, compared to the $96.4 million outstanding at December 31, 2003. The decrease resulted from scheduled amortization of principal on certain of the advances.

At September 30, 2004, long-term advances consisted of $662,000 of fixed-rate advances, with a weighted average rate of 5.32% that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $900,000 at December 31, 2003.

The remaining $95.5 million of advances at September 30, 2004 consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of September 30, 2004, the FHLB had not elected to convert any of these advances to a variable rate.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of September 30, 2004 the Bank's maximum borrowing capacity was $251.2 million.

JUNIOR SUBORDINATED/MANDATORY REDEEMABLE CONVERTIBLE DEBENTURES

On April 26, 2002, the Company issued $10.2 million principal amount of 6.00% junior subordinated debentures due March 31, 2032 to American Capital Trust I (the "Trust"). The Company owns all of the common equity of the Trust. The debentures are the sole asset of the Trust. The Trust issued $10.2 million of 6.00% cumulative convertible trust preferred securities to investors. The trust preferred securities are callable by the Company after March 31, 2007, or earlier under certain conditions. The trust preferred securities must be redeemed at the maturity of the debentures on March 31, 2032. Holders of the trust preferred securities may elect to convert the preferred securities into common stock of the Company at any time, at a conversion ratio of one share of common stock for each preferred security. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities.

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46, as revised, (FIN 46) which provides guidance for the consolidation of variable interest entities (VIEs). Management has determined that the under the provisions of FIN 46, the Trust must be de-consolidated as of March 31, 2004. Following the adoption of FIN 46 the junior subordinated debentures issued to the Trust are reported on the Consolidated Balance Sheets as "Junior subordinated debentures." The Company's equity interest in the Trust of $315,000 is reported in "Other assets." Please refer to Notes 2 and 11 to the Consolidated Financial Statements for the year ended December 31, 2003 for additional discussion of FIN 46.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2004 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 2004 was $40.9 million, an increase of $5.9 million, or 16.9%, from the December 31, 2003 balance of $35.0 million. The increase results from net income of $2.2 million, proceeds from the exercise of options by option holders of $498,000, (including tax benefits), proceeds from the Dividend Reinvestment and Stock Purchase Plan of $2.0 million (net of cash dividends paid) and an increase in other comprehensive income of $1.3 million (net of taxes).

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

At September 30, 2004, we had five loans (including non-performing loans) with an aggregate unpaid balance of $242,000, that were delinquent more than 30 days. At December 31, 2003, we had no loans that were delinquent more than 30 days. At September 30, 2004 we had one loan with an unpaid balance of $160,000 that was classified as non-performing. At December 31, 2003 we did not have any non-performing loans.

During the nine-month periods ended September 30, 2004 and 2003 we did not charge off any loans.

During the nine months ended September 30, 2004, we recovered $2,000 of a loan that was previously charged-off and during the nine months ended September 30, 2003, we recovered $250,000 of a loan that was previously charged-off.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At September 30, 2004 we had five loans totaling $1,386,000 classified as Special Mention and no loans classified as substandard, doubtful or loss.

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of September 30, 2004 and December 31, 2003, the Company's level of liquidity was in excess of the minimum established by Board policy.

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at September 30, 2004 totaled $65.5 million. This consisted of $24.9 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $40.6 million under lines of credit, including $5.4 million in home equity lines of credit and $5.6 million in standby letters of credit (including $1.2 million of standby letters of credit that were committed but not closed). Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                               SEPTEMBER 30, 2004
                               -------------------------------------------------------------------------------
                                                  DUE AFTER         DUE AFTER
                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                  DUE BY         2005 THROUGH       2007 THROUGH     DUE AFTER
                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                   2005              2007                2009         2009              TOTAL
                               -------------     -------------     --------------  -------------      --------
                                                                    (In Thousands)
     Time deposits                $68,709          $43,236          $11,767          $    --          $123,712
     Short-term debt                8,626               --               --               --             8,626
     Long-term debt                   273           15,244            3,145           77,500            96,162
     Junior subordinated
     debentures                        --               --               --           10,187            10,187
     Operating leases                 323              624              617               --             1,564
                                  -------          -------          -------          -------          --------
     Total                        $77,931          $59,104          $15,529          $87,687          $240,251
                                  =======          =======          =======          =======          ========

The Company is not aware of any other known trends or any known demands, commitments, events or uncertainties which would result in any material increase or decrease in liquidity.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company and the Bank will be able to meet their cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at September 30, 2004 and December 31, 2003. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                           REQUIRED TO BE
                                                                               REQUIRED FOR CAPITAL           CONSIDERED
                                                        ACTUAL                   ADEQUACY PURPOSES        "WELL CAPITALIZED"
                                                 ------------------------      ---------------------     ---------------------
                                                 AMOUNT        PERCENTAGE      AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                                                 ------        ----------      ------     ----------     ------     ----------
September 30, 2004                                                            (Dollars In Thousands)
Total Capital to Risk Weighted Assets:
       Company                                   $53,578         17.23%       $24,873        8.00%           n/a         n/a
       Bank                                       42,197         14.04         24,042        8.00        $30,052       10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                                    49,781         16.01         12,436        4.00            n/a         n/a
       Bank                                       39,508         13.15         12,021        4.00         18,031        6.00

Leverage Ratio:
       Company                                    49,781          9.84         20,239        4.00            n/a         n/a
       Bank                                       39,508          7.98         19,812        4.00         24,765        5.00

December 31, 2003:

Total Capital to Risk Weighted Assets:
       Company                                   $47,782         17.68%       $21,690        8.00%           n/a         n/a
       Bank                                       39,548         14.86         21,288        8.00        $26,610       10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                                    45,106         16.69         10,845        4.00            n/a         n/a
       Bank                                       37,136         13.96         10,644        4.00         15,966        6.00

Leverage Ratio:
       Company                                    45,106          9.40         19,200        4.00            n/a         n/a
       Bank                                       37,136          7.81         19,016        4.00         23,770        5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of September 30, 2004, an increase of 200 basis points in rates is estimated to result in an increase of 2.1% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 4.5% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

         (b) Changes in internal controls.

             There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1   -   Legal Proceedings

             None

Item 2   -   Unregistered Sales of Equity Securities and Use of Proceeds

             None

Item 3   -   Defaults Upon Senior Securities

             None

Item 4   -   Submission of Matters to Vote of Security Holders

             None

Item 5   -   Other Information

             None

Item 6   -   Exhibits

             Exhibit-31.1, Certification of Chief Executive Officer Pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002

             Exhibit-31.2, Certification of Chief Financial Officer Pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002

             Exhibit-32, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                              SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BANK INCORPORATED
                                      Registrant



November 15, 2004                     By: /s/ Mark W. Jaindl
-----------------                        -------------------------------------
Date:                                    Mark W. Jaindl,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

November 15, 2004
-----------------                     By: /s/Harry C. Birkhimer
                                         -------------------------------------
Date:                                    Harry C. Birkhimer,
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)