Form 10KSB
period 2004-12-31
AMERICAN BANK INC
filed 2005-03-30
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from         to
                                                      --------    ------

                         Commission File Number: 0-31246

                           AMERICAN BANK INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               PENNSYLVANIA                                 01-0593266
      --------------------------------                 ---------------------
        (State or Other Jurisdiction                     (I.R.S. Employer
      of Incorporation or Organization)                Identification Number)


4029 WEST TILGHMAN STREET, ALLENTOWN, PENNSYLVANIA             18104
--------------------------------------------------             -----
      (Address of Principal Executive Office)                (Zip Code)

                                 (610) 366-1800
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

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

(1)  YES  X  .    NO       .
        -----         -----

(2)  YES  X  .    NO       .
        -----         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The Registrant's revenues for the year ended December 31, 2004 were $20.7 million.

         As of March 15, 2005, there were 7,539,249 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 15, 2005 was $16.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders (Parts II and IV)

2. Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  BUSINESS

AMERICAN BANK INCORPORATED

         American Bank Incorporated was organized in August 2001 at the direction of the Board of Directors of American Bank for the purpose of acting as the stock holding company of American Bank. American Bank Incorporated's assets consist primarily of its investment in American Bank of $40.3 million. American Bank Incorporated's principal business is overseeing and directing the business of American Bank. At December 31, 2004, American Bank Incorporated had total consolidated assets of $503.4 million, total deposits of $345.7 million and stockholders' equity of $41.9 million.

         American Bank Incorporated's office is located at 4029 West Tilghman Street, Allentown, Pennsylvania 18104. Its telephone number is (610) 366-1800.

AMERICAN BANK

         American Bank commenced full-service banking activities in June 1997, and operates from a 23,700 square-foot banking center and executive office in Allentown, Pennsylvania. While American Bank currently services its customers from a single location, we may, in the future, develop additional branches. American Bank's local service area primarily includes Lehigh and Northampton counties, along with portions of Berks, Bucks and Montgomery counties, in Pennsylvania. American Bank has rapidly established and intends to continue to develop market recognition, along with growth in both customers and accounts, by delivering friendly, dedicated and knowledgeable customer service, high-quality banking products and related financial services and attractive interest rates. American Bank's products are strengthened by an absence of many service and maintenance fees common among other financial institutions.

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

         LOAN PORTFOLIO COMPOSITION. The following information details the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, and allowance for losses) as of the dates indicated:

                                                                           AT DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                                       2004                  2003               2002               2001               2000
                               --------------------   ------------------  -----------------  -----------------   -----------------
                                AMOUNT     PERCENT     AMOUNT    PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT
                               ---------   --------   ---------  -------  --------  -------  --------  -------   --------  -------
                                                                            (IN THOUSANDS)
Real Estate Loans:
------------------
Commercial(1)...............   $ 108,702      44.44%  $  96,609    46.66% $ 65,569    47.89% $ 40,668    29.50%  $ 29,183    23.89%
Residential(2)..............      72,840      29.78      53,393    25.79    32,344    23.62    64,810    47.01     64,466    52.78
                               ---------   --------   ---------  -------  --------  -------  --------  -------   --------  -------
  Total real estate loans...     181,542      74.22     150,002    72.45    97,913    71.51   105,478    76.51     93,649    76.67
                               ---------   --------   ---------  -------  --------  -------  --------  -------   --------  -------
Other Loans:
------------
Consumer loans(3)...........      18,804       7.69      15,098     7.29    13,762    10.05    11,237     8.15     10,235     8.38
Commercial..................      44,254      18.09      41,937    20.26    25,249    18.44    21,139    15.34     18,264    14.95
                               ---------   --------   ---------  -------  --------  -------  --------  -------   --------  -------
  Total other loans.........      63,058      25.78      57,035    27.55    39,011    28.49    32,376    23.49     28,499    23.33
                               ---------   --------   ---------  -------  --------  -------  --------  -------   --------  -------

Total loans receivable......     244,600     100.00%    207,037   100.00%  136,924   100.00%  137,854   100.00%   122,148   100.00%
                               ---------   ========   ---------  =======  --------  =======  --------  =======   --------  =======

Less:
-----
Deferred (fees) and costs...         516                    207               (239)              (267)               (292)
Allowance for loan losses...      (2,768)                (2,412)            (1,759)            (1,998)             (1,242)
                               ---------              ---------           --------           --------            --------
  Total loans receivable, net  $ 242,348              $ 204,832           $134,926           $135,589            $120,614
                               =========              =========           ========           ========            ========

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

         COMMERCIAL REAL ESTATE LOANS. American Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2004, $108.7 million, or 44.44% of American Bank's total loan portfolio consisted of loans secured by commercial real estate properties, which include multi-family residential real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty years. At December 31, 2004, the largest such loan had a balance of $5.1 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

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

         MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. American Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At December 31, 2004, $6.3 million, or 2.56% of our total loan portfolio consisted of loans secured by multifamily residential real estate (multi-family residential real estate loans are included in commercial real estate loans in the loan portfolio composition table above). The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at one- to five-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At December 31, 2004, the largest such loan had a balance of $865,000. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

         ONE- TO FOUR-FAMILY REAL ESTATE MORTGAGE LENDING. American Bank originates loans secured by first mortgages on existing or new construction, one- to four-family residences located in its local market area. We may purchase one- to four-family real estate loans, primarily adjustable rate mortgages, from other lenders. The loans purchased are of similar credit quality and meet substantially similar credit standards as loans we originate. We monitor this portfolio for geographic concentrations. At December 31, 2004, $72.8 million, or

29.78% of American Bank's total loans receivable, consisted of one- to four-family residential real estate and construction loans. We originated $15.0 million, $31.1 million, and $24.7 million of one- to four-family residential mortgage and construction loans for the years ended December 31, 2004, 2003, and 2002, respectively. We purchased adjustable rate one-to-four-family residential mortgages of $26.1 million, $28.0 million, and $1.2 million during the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, American Bank had one mortgage loan secured by one- to four-family real estate that was delinquent in excess of 30 days.

         Generally, our fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing, with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Due to the inherent interest rate risk associated with holding long-term assets, we have historically sold a substantial portion of the fixed-rate residential mortgage loans we originate. During the years ended December 31, 2004, 2003, and 2002, we sold $10.8 million, $25.0 million, and $19.7 million of fixed-rate one- to four-family mortgage loans, respectively. However, depending on interest rates, we may keep fixed-rate mortgages in our portfolio. Our residential mortgage loans customarily include "due on sale" clauses, which gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan has not been paid in full.

         American Bank originates and purchases adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At December 31, 2004, $55.9 million, or 22.87% of our total loan portfolio, was comprised of residential ARM loans and subject to periodic interest rate adjustments. We typically originate and purchase ARM loans primarily for our own portfolio. Our ARM loans provide for an initial interest rate period, which may be from one to ten years. After the initial interest rate period the loans adjust every year and are based on the one-year U.S. Treasury constant maturity index plus a margin. Our ARM loans are typically based on up to a 30-year amortization schedule. For one-year ARM loans, we qualify the borrowers at the initial rate plus two percent. For all other ARM loans, we qualify the borrowers at the initial rate. Our current ARM loans do not provide for negative amortization. American Bank's ARM loans generally provide for initial, ongoing, and lifetime interest rate caps and may include discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust at the first interest adjustment date, based on the market rates of interest at the time the loan was originated or purchased. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.

         RESIDENTIAL CONSTRUCTION LENDING. American Bank originates residential construction loans to individuals who have a contract with an approved builder for the construction of their residence. As of December 31, 2004, $3.0 million, or 1.24%, of our total loan portfolio consisted of residential construction loans. Our construction loans are generally secured by property located in our primary market area. Construction loans to individuals are generally originated pursuant to the same policy regarding loan-to-value ratios as are used in connection with loans secured by one- to four-family residential real estate. At December 31, 2004, we had no residential construction loans that were delinquent in excess of 30 days

         CONSUMER LENDING. American Bank originates a variety of consumer loans primarily on a secured basis. The loans are generally originated in our local market area, however, we currently originate consumer loans (primarily home equity loans) throughout the Commonwealth of Pennsylvania through pcbanker.com. Our business plan provides for continued growth in originating and closing home equity loan products throughout the Commonwealth of Pennsylvania. Consumer loans include home equity loans, home equity lines of credit, loans secured by certificates of deposit, savings accounts, automobiles and unsecured personal loans. Our home equity loans are typically secured by a first or second mortgage on residential property and have repayment terms ranging from one year to 15 years. American Bank's home equity lines of credit are also secured, typically by a first or second mortgage on residential property, and have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"), which may adjust daily. These loans generally mature in 15 years or less. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At December 31, 2004, consumer loans amounted to $18.8 million, or 7.69% of the total loan portfolio. At that date, we had two consumer loans that were delinquent in excess of 30 days.

         At December 31, 2004, the largest component of the consumer loan portfolio consisted of fixed-rate home equity loans, which totaled $9.0 million, or 3.67% of the total loan portfolio. At December 31, 2004, outstanding balances of variable-rate home equity lines of credit totaled $3.3 million with total unused commitments of $5.1 million.

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

         COMMERCIAL LOANS. American Bank originates commercial loans, which are frequently secured by real estate, although the decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower, and secondarily on the value of and ability to liquidate the collateral. We generally require annual financial statements and Federal tax returns from our corporate borrowers, and personal guarantees from the business principals. We also generally require an appraisal of any real estate that secures the loan. Our portfolio of commercial business loans as of December 31, 2004, had a balance of $44.3 million, which represented 18.09% of the total loan portfolio. On that date, the largest such loan had a balance of $1.1 million. As of December 31, 2004, American Bank had no commercial business loans that were delinquent in excess of 30 days

         Commercial lending generally involves greater credit risk than residential mortgage or consumer lending, and involves risks that are different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, overdraft loans and loans having no stated schedule of repayments and no stated maturity, are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loans losses. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table does not reflect the effects of enforcement of due-on-sale clauses.

                                          MULTI-FAMILY
                                         AND COMMERCIAL     CONSTRUCTION OR                         COMMERCIAL
                  ONE- TO FOUR-FAMILY     REAL ESTATE         DEVELOPMENT          CONSUMER           BUSINESS           TOTAL
                 -----------------     -----------------   -----------------   ----------------   ----------------  ---------------
                            WEIGHTED             WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED          WEIGHTED
                            AVERAGE              AVERAGE            AVERAGE             AVERAGE            AVERAGE           AVERAGE
                   AMOUNT    RATE      AMOUNT     RATE     AMOUNT    RATE     AMOUNT     RATE      AMOUNT   RATE     AMOUNT   RATE
                  --------  -----     --------    -----    -------   -----    ------     -----    --------  -----   --------  -----
                                                                    (DOLLARS IN THOUSANDS)
Due During Years Ending
  December 31,

2005 ..........   $  7,111    5.49%    $ 21,388     5.82%   $ 6,414    6.56%   $ 8,999    5.34%   $ 24,227   6.29%  $ 68,139   5.96%
2006 to 2009 ..     26,367    4.96       51,089     6.15      4,380    5.68      3,958    5.06      19,794   5.98    105,588   5.76
2010 and
 beyond .......     38,484    5.51       26,309     5.95         --      --      5,847    5.55         233   6.20     70,873   5.68
                  --------   -----     --------    -----    -------   -----     ------   -----    --------  -----   --------  -----
Total .........   $ 71,962    5.29%    $ 98,786     6.02%   $10,794    6.20%   $18,804    5.35%   $ 44,254   6.15%  $244,600   5.79%
                  ========   =====     ========    =====    =======   =====    =======   =====    ========= =====   ========  =====

         The total amount of loans due after December 31, 2005, that have predetermined interest rates is $96.5 million, while the total amount of loans due after this date that have floating or adjustable interest rates is $80.0 million.

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

         During the year ended December 31, 2004 we charged off one loan and recorded impairment charges on two other loans for a total of $39,000. At December 31, 2004, we had four loans classified as non-performing and in the process of being resolved, no loans delinquent more than 30 days and no assets acquired in settlement of loans. During the year ended December 31, 2003, we had two loans that we classified as non-performing. We charged off these two loans, which totaled $2,900. During the year ended December 31, 2002, we had one loan that we classified as non-performing. We charged off $455,000 on this loan and originated a new loan to new borrowers for the same business, which is performing in accordance with its terms. During January of 2003, we recovered $250,000 of the charge-off.

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by American Bank as a result of foreclosure or by deed in lieu of foreclosure would be classified as real estate acquired in settlement of loans until sold. At December 31, 2004 we had no real estate acquired in settlement of loans.

         RESTRUCTURED LOANS. Under accounting principles generally accepted in the United States of America, American Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if American Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, and troubled debt restructurings do not necessarily result in non-accrual loans. We had no restructured loans as of December 31, 2004.

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

         At December 31, 2004, the aggregate amount of our assets classified as "Special Mention" and "Substandard" were $1,709,000 and $160,000, respectively. No assets were classified as "Doubtful," and $39,000 of assets were classified as "Loss."

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

         The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of December 31, 2004 had recorded losses on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked, in determining our loss factors.

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

         At December 31, 2004 and December 31, 2003, American Bank had an allowance for loan losses of approximately $2,768,000 and $2,412,000, respectively. Management believes that the allowance for loan losses at December 31, 2004 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while American Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect American Bank's financial condition and results of operations.

         The following table sets forth an analysis of American Bank's allowance for loan losses.

                                                        YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2004        2003        2002        2001       2000
                                        -------     -------     -------     -------    -------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning period .........   $ 2,412     $ 1,759     $ 1,998     $ 1,242    $   767
Provision for loan losses ...........       393         405         212         651        475
Allowance recorded in connection
  with purchase of loan pools .......        --          --          --         105         --
Recoveries ..........................         2         251           4          --         --
Charge-offs .........................       (39)         (3)       (455)         --         --
                                        -------     -------     -------     -------    -------
Net (charge-offs) recoveries ........       (37)        248        (451)         --         --
                                        -------     -------     -------     -------    -------
Balance at end of period ............   $ 2,768     $ 2,412     $ 1,759     $ 1,998    $ 1,242
                                        =======     =======     =======     =======    =======
Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period .....     0.002%      (0.15)%      0.34%          0%         0%
                                        =======     =======     =======     =======    =======
Ratio of net charge-offs during the
  period to average non-performing
  assets ............................     18.81%          0%          0%          0%         0%
                                        =======     =======     =======     =======    =======

         The allocation of our allowance for loan losses at the dates indicated is summarized as follows:

                                                               DECEMBER 31,
                   ----------------------------------------------------------------------------------------------------
                                 2004                             2003                                2002
                   -------------------------------   -------------------------------     ------------------------------
                                           PERCENT                           PERCENT                           PERCENT
                                           OF LOANS                          OF LOANS                          OF LOANS
                                 LOAN      IN EACH                 LOAN      IN EACH                 LOAN      IN EACH
                     AMOUNT     AMOUNTS    CATEGORY  AMOUNT OF    AMOUNTS    CATEGORY    AMOUNT     AMOUNTS    CATEGORY
                    OF LOSS       BY       TO TOTAL    LOSS         BY       TO TOTAL    OF LOSS      BY       TO TOTAL
                   ALLOWANCE   CATEGORY     LOANS    ALLOWANCE    CATEGORY    LOANS     ALLOWANCE   CATEGORY    LOANS
                   ---------  ---------   --------   ---------   ---------   -------     --------  ---------   --------
                                                          (DOLLARS IN THOUSANDS)
Commercial.......  $     600  $  44,254      18.09%  $     576   $  41,937     20.26%    $    370  $  25,249      18.44%
Commercial
 mortgage........      1,474    108,702      44.44       1,327      96,609     46.66          959     65,569      47.89
Residential
 mortgage........        363     72,840      29.78         245      53,393     25.79          182     32,344      23.62
Consumer.........        161     18,804       7.69         116      15,098      7.29          112     13,762      10.05
Unallocated......        170         --         --         148          --        --          136         --         --
                   ---------  ---------   --------   ---------   ---------   -------     --------  ---------   --------

 Total...........  $   2,768  $ 244,600     100.00%  $   2,412   $ 207,037    100.00%    $  1,759  $ 136,924     100.00%
                   =========  =========   ========   =========   =========   =======     ========  =========   ========

                                                DECEMBER 31,
                   -----------------------------------------------------------------
                                 2001                             2000
                   -------------------------------   -------------------------------
                                           PERCENT                           PERCENT
                                           OF LOANS                          OF LOANS
                                 LOAN      IN EACH                 LOAN      IN EACH
                    AMOUNT OF   AMOUNTS    CATEGORY  AMOUNT OF    AMOUNTS    CATEGORY
                      LOSS        BY       TO TOTAL   LOSS          BY       TO TOTAL
                    ALLOWANCE  CATEGORY     LOANS    ALLOWANCE   CATEGORY     LOANS
                   ---------  ---------   --------   ---------   ---------   -------
                                           (DOLLARS IN THOUSANDS)
Commercial........ $     610  $  21,139      15.34%  $     274   $  18,264     14.95%
Commercial
 mortgage.........       578     40,668      29.50         391      29,183     23.89
Residential
 mortgage.........       400     64,810      47.01         341      64,466     52.78
Consumer..........       125     11,237       8.15         107      10,235      8.38
Unallocated.......       285         --         --         129          --        --
                   ---------  ---------   --------   ---------   ---------   -------

 Total............ $   1,998  $ 137,854     100.00%  $   1,242   $ 122,148    100.00%
                   =========  =========   ========   =========   =========   =======

INVESTMENT ACTIVITIES

         Our securities portfolio is managed by our President and our Chief Financial Officer in accordance with a written investment policy of the Board of Directors that addresses strategies, types, and levels of permitted investments.

         At December 31, 2004, our securities portfolio equaled $234.4 million, or 46.59% of total assets. Our securities portfolio is comprised of mortgage-backed securities, U.S. government and agency securities, corporate debt securities, trust preferred securities, mutual funds and common stock. At December 31, 2004, mortgage-backed securities amounted to $135.2 million, U.S. government and agency securities amounted to $29.6 million, trust preferred securities amounted to $38.6 million, common stock in domestic corporations amounted to $11.5 million and mutual funds amounted to $19.2 million. At December 31, 2004, there were no securities of a single issuer (excluding the U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

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

         The amortized cost and approximate fair value of securities as of December 31, 2004, 2003 and 2002 are summarized as follows:

                                                      AT DECEMBER 31, 2004
                                       -------------------------------------------------
                                                      GROSS        GROSS
                                                     UNREALIZED  UNREALIZED
                                     AMORTIZED COST    GAINS       LOSSES      FAIR VALUE
                                     --------------  --------     --------     ----------
                                                        (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies .......    $ 27,750      $      1     $   (131)     $ 27,620
   Mortgage-backed securities .....     132,727           560         (524)      132,763
   Mutual funds and mortgage-backed
     mutual funds .................      19,254            --          (86)       19,168
   U.S. Government agency preferred
     stock ........................       2,505            --         (522)        1,983
   Common stock ...................       9,114         2,402          (55)       11,461
   Trust preferred obligations ....      27,667           368         (119)       27,916
                                       --------      --------     --------      --------
     Total ........................    $219,017      $  3,331     $ (1,437)     $220,911
                                       ========      ========     ========      ========
Held to maturity:
   Trust preferred obligations ....    $ 10,683      $    361     $     (5)     $ 11,039
   Mortgage-backed securities .....       2,446            50           --         2,496
   Other ..........................         351            --           --           351
                                       --------      --------     --------      --------
     Total ........................    $ 13,480           441     $     (5)     $ 13,886
                                       ========      ========     ========      ========

                                                      AT DECEMBER 31, 2003
                                       -------------------------------------------------
                                                      GROSS        GROSS
                                                     UNREALIZED  UNREALIZED
                                     AMORTIZED COST    GAINS       LOSSES      FAIR VALUE
                                     --------------  --------     --------     ----------
                                                        (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies .......    $ 15,997      $     36     $     --      $ 16,033
   Corporate notes ................       6,685           127           --         6,812
   Mortgage-backed securities .....     184,774           689         (999)      184,464
   Mutual funds and mortgage-backed
     mutual funds .................      20,427            --         (100)       20,327
   U.S. Government agency preferred
     stock ........................       2,505            25         (273)        2,257
   Common stock ...................       4,224           677           --         4,901
   Trust preferred obligations ....       2,047             9         (104)        1,952
                                       --------      --------     --------      --------
     Total ........................    $236,659      $  1,563     $ (1,476)     $236,746
                                       ========      ========     ========      ========
Held to maturity:
   Trust preferred obligations ....    $ 11,530      $    263     $    (94)     $ 11,699
   Mortgage-backed securities .....       3,481            54           --         3,535
   Other ..........................         350            --           --           350
                                       --------      --------     --------      --------
     Total ........................    $ 15,361           317     $    (94)     $ 15,584
                                       ========      ========     ========      ========


                                                      AT DECEMBER 31, 2002
                                       -------------------------------------------------
                                                      GROSS        GROSS
                                                     UNREALIZED  UNREALIZED
                                     AMORTIZED COST    GAINS       LOSSES      FAIR VALUE
                                     --------------  --------     --------     ----------
                                                        (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies .......    $ 35,993      $    181     $     --      $ 36,174
   Corporate notes ................      26,759           570         (372)       26,957
   Mortgage-backed securities .....     164,192         2,198         (179)      166,211
   Mutual funds ...................      40,552            18           --        40,570
   U.S. Government agency preferred
    stock .........................       2,505            27         (115)        2,417
   Common stock ...................       2,622            --         (135)        2,487
   Trust preferred obligations ....       1,985            --         (232)        1,753
                                       --------      --------     --------      --------
     Total ........................    $274,608      $  2,994     $ (1,033)     $276,569
                                       ========      ========     ========      ========

Held to maturity:
   Trust preferred obligations ....    $  5,451      $     82     $    (33)     $  5,500
   Corporate notes ................       2,249            36           --         2,285
   Mortgage-backed securities .....       5,666            93           --         5,759
   Other ..........................         100            --           --           100
                                       --------      --------     --------      --------
     Total ........................    $ 13,466      $    211     $    (33)     $ 13,644
                                       ========      ========     ========      ========


         The maturity schedule of the investment portfolio, by contractual maturity, as of December 31, 2004, is shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty.

                       DUE IN ONE YEAR OR  DUE AFTER ONE YEAR     DUE AFTER FIVE YEARS                          NON-MATURITY AND
                             LESS          THROUGH FIVE YEARS      THROUGH TEN YEARS    DUE AFTER TEN YEARS       MUTUAL FUNDS
                      -----------------    ------------------      -----------------    ------------------     ------------------
                       AMOUNT     RATE      AMOUNT      RATE       AMOUNT     RATE       AMOUNT      RATE       AMOUNT      RATE
                      -------    ------    --------    ------      ------    -------    --------    ------     --------    ------
                                                              (DOLLARS IN THOUSANDS)
Investment Securities
---------------------

U.S. Government
   Agency............ $    --        --    $ 27,620      3.33%     $   --         --    $     --        --     $     --        --
Trust preferred
   Obligations......       --        --          --        --          --         --      38,599      7.76%          --        --
Mutual funds........       --        --          --        --          --         --          --        --       19,168      2.23%
Mortgage backed
   Securities.......       --        --          --        --          --         --          --        --           --        --
U.S. Government
   agency preferred
   stock............       --        --          --        --          --         --       1,983      3.32%          --        --
Common stock               --        --          --        --          --         --          --        --       11,461      0.78
Other...............      251      3.63%         --        --         100       2.25%         --        --           --        --
                      -------    ------    --------    ------      ------    -------    --------    ------     --------    ------
      Total.......... $   251      3.63%   $ 27,620      3.33%     $  100       2.25%   $ 40,582      7.54%    $ 30,629      1.69%
                      =======    ======    ========    ======      ======    =======    ========    ======     ========    ======




[RESTUBBED]




                         MORTGAGE-BACKED
                           SECURITIES                 TOTAL
                      -------------------     -------------------
                        AMOUNT      RATE        AMOUNT      RATE
                      ---------    ------     ---------    ------
                                    (DOLLARS IN THOUSANDS)
Investment Securities
---------------------

U.S. Government
   Agency............ $      --        --     $  27,620      3.33%
Trust preferred
   Obligations......         --        --        38,599      7.76
Mutual funds........         --        --        19,168      2.23
Mortgage backed
   Securities.......    135,209      3.65%      135,209      3.65
U.S. Government
   agency preferred
   stock............         --        --         1,983      3.32
Common stock                 --        --        11,461      0.78
Other...............         --        --           351      3.24
                      ---------    ------     ---------    ------
      Total.......... $ 135,209      3.65%    $ 234,391      4.03%
                      =========    ======     =========    ======

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

                                                                YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------------------

                                        2004                              2003                               2002
                         --------------------------------   --------------------------------   --------------------------------
                           AVERAGE                            AVERAGE                            AVERAGE
                         OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING  INTEREST   AVERAGE
                           BALANCE      PAID       RATE       BALANCE      PAID       RATE       BALANCE      PAID       RATE
                         ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Demand, non-interest
 bearing............     $   17,336   $     --         --%  $   15,324   $     --         --%  $   12,286   $     --         --%
Demand,
 interest-bearing...        103,761      1,313       1.26       94,011      1,263       1.34       76,535      1,673       2.19
Savings.............        102,236      1,386       1.36       91,416      1,386       1.52       85,818      1,975       2.30
Certificates of
 deposit ...........        120,834      3,809       3.15      120,628      4,163       3.45      103,007      4,115       3.99
                         ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
   Total deposits...     $  344,167   $  6,508       1.89%  $  321,379   $  6,812       2.12%  $  277,646   $  7,763       2.80%
                         ==========   ========   ========   ==========   ========   ========   ==========   ========   ========

         The following table indicates the amount of American Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2004.

                                                                        MATURITY
                                              ------------------------------------------------------------
                                             3 MONTHS OR  OVER 3 TO     OVER 6 TO    OVER 12
                                                LESS       6 MONTHS     12 MONTHS     MONTHS       TOTAL
                                              --------     --------     --------     --------     --------
                                                                     (IN THOUSANDS)
Certificates of deposit less
  than $100,000 ...........................   $ 14,136     $ 11,078     $ 25,016     $ 43,000     $ 93,230
Certificates of deposit of $100,000
  or more .................................      8,434        3,405        7,588       13,921       33,348
Public funds(1) ...........................         --          120            3           --          123
                                              --------     --------     --------     --------     --------
Total certificates of deposit .............   $ 22,570     $ 14,603     $ 32,607     $ 56,921     $126,701
                                              ========     ========     ========     ========     ========

----------
(1) Deposits from governmental and other public entities.

         FEDERAL HOME LOAN BANK ADVANCES. American Bank has the ability to use advances from the Federal Home Loan Bank of Pittsburgh to supplement its funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Pittsburgh provides various forms of advances, or secured credit, for member financial institutions. As a member of the Federal Home Loan Bank of Pittsburgh, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government and government agencies), subject to certain creditworthiness standards. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. See Note 9 to the Consolidated Financial Statements for additional information related to Federal Home Loan Bank of Pittsburgh advances.

EMPLOYEES

         As of December 31, 2004, we had 44 full-time employees and four part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

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

         CAPITAL REQUIREMENTS. The Board of Governors of the Federal Reserve System has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of American Bank, discussed below. American Bank Incorporated's Tier 1 and total capital exceed the Board of Governors of the Federal Reserve System's capital adequacy requirements.

         THE USA PATRIOT ACT. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including Rantoul First Bank, s.b. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

         We have established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

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

         In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the Board of Governors of the Federal Reserve System believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2004, American Bank met each of its capital requirements.

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

         American Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Board of Governors of the Federal Reserve System. As of December 31, 2004, American Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

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

ITEM 2.  PROPERTIES

         The premises from which we operate are located at 4029 West Tilghman Street, Allentown, Pennsylvania. American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2007. American Bank has the option to extend the lease agreement for four additional five-year lease terms. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities, and maintenance and repairs on the building. The lessor is the Estate of Frederick J. Jaindl. Mr. Jaindl was Chairman and a principal shareholder of American Bank Incorporated until his death. The minimum lease payments due in 2005, 2006 and 2007 under the original terms of the lease are $343,000, $361,000 and $331,000, respectively. We maintain a disaster recovery backup site for our computers and data processing systems. This site is leased from a third party. The lease is for three years expiring in November 2007 and can be renewed for additional 3-year periods. The minimum annual payment under this lease is $17,700, $17,700 and $16,200 for the years ended 2005, 2006 and 2007 respectively.

ITEM 3.  LEGAL PROCEEDINGS

         American Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2004, American Bank was not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) With respect to Item 201 of Regulation S-B, the "Market for Common Stock" section of American Bank Incorporated's Annual Report to Stockholders is incorporated herein by reference.

         Set forth below is certain information as of December 31, 2004 regarding compensation plans that authorize equity securities for issuance to employees and directors of the Company.

====================================================================================================================
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS AND         WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
                                         RIGHTS                  EXERCISE PRICE            ISSUANCE UNDER PLAN
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan Approved by
   Shareholders............             183,088                      $6.87                       129,414
--------------------------------------------------------------------------------------------------------------------
Plans not approved by
   Shareholders............               -0-                          -0-                         -0-
--------------------------------------------------------------------------------------------------------------------

         Total.............             183,088                      $6.87                       129,414
====================================================================================================================

In January of 2004, the Company established a dividend reinvestment and optional stock purchase plan and registered 2,127,275 shares of common stock with the Securities and Exchange Commission in connection with the plan on January 23, 2004 (File No. 333-112174). In March 2004, the Company issued 68,163 shares from dividends that were reinvested and 259,654 shares from optional cash purchases under the plan. Shares were issued at $8.27 per share, resulting in gross proceeds of $2.7 million. Expenses incurred in establishing the plan totaled $39,000, resulting in net proceeds of $2.7 million. The proceeds are being used for general corporate purposes.

(b) Not Applicable.

(c) Not Applicable.

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

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

(b) Changes in internal controls.

         There were no changes made in our internal controls during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The "Proposal I--Election of Directors" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The "Proposal I--Election of Directors" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Transactions with Certain Related Persons" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS

3.1      Articles of Incorporation of American Bank Incorporated*

3.2      Bylaws of American Bank Incorporated*

4.1      Trust Agreement*

4.2      Form of Amended and Restated Trust Agreement of American Capital Trust
         I*
4.3      Form of Certificate of Trust*
4.4      Form of Common Stock Certificate of American Capital Trust I*
4.5      Form of Agreement as to Expenses and Liabilities of American Capital
         Trust *
4.6      Form of Preferred Stock Certificate of American Capital Trust I*
4.7      Form Certificate of Authentication*
4.8 Form of Preferred Securities Guarantee Agreement between American Bank Incorporated and Bankers Trust Company, as guarantee trustee*
4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*
4.10     Form of Subordinated Debenture due 2032*
4.11     Form of Common Stock Certificate of American Bank Incorporated*
10.1     Employment Agreement with Mark W. Jaindl*
10.2     Stock Option Plan*
10.3     Non-Qualified Deferred Compensation Plan for Senior Employees, as
         amended
13       Portions of Annual Report to Stockholders
21       Subsidiaries of the Registrant*
23       Consent of Beard Miller Company LLP
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The "Proposal II--Ratification of Appointment of Auditors" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN BANK INCORPORATED


Date:    March 25, 2005                By: \s\ Mark W. Jaindl
                                           -------------------------------------
                                           Mark W. Jaindl
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signatures                         Title                        Date
      ----------                         -----                        ----
\s\ Mark W. Jaindl              President, Chief Executive        March 25, 2005
----------------------------      Office and Chairman of the
Mark W. Jaindl                    Board (Principal Executive
                                  Officer)

\s\ Harry C. Birkhimer          Vice President and Chief          March 25, 2005
----------------------------      Financial Officer
Harry C. Birkhimer                (Principal Financial and
                                  Accounting Officer)

\s\ Anne L. Jaindl              Director                          March 25, 2005
----------------------------
Anne L. Jaindl


\s\ David M. Jaindl             Director                          March 25, 2005
----------------------------
David M. Jaindl


\s\ Elizabeth B. Gaul           Director                          March 25, 2005
----------------------------
Elizabeth B. Gaul


\s\ John C. Long                Director                          March 25, 2005
----------------------------
John C. Long


\s\ J. Scott Pidcock            Director                          March 29, 2005
----------------------------
J. Scott Pidcock


\s\ Philip S. Schwartz          Director                          March 25, 2005
----------------------------
Philip S. Schwartz


\s\ Martin F. Spiro             Director                          March 25, 2005
----------------------------
Martin F. Spiro