Form 10QSB
period 2005-03-31
AMERICAN BANK INC
filed 2005-05-12
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                     -----------------      -------------------

     Commission file number
                                -----------------------



                           AMERICAN BANK INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 PA                                  01-0593266
--------------------------------------   ---------------------------------------
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

                              [X] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2005.


       7,539,249          Shares of common stock    Par Value   $.10    /share
----------------------                                        ------------------


Transitional Small Business Disclosure Format (check one),   [ ]  Yes   [X]   No

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION
---------------------------------
Item 1            Consolidated Financial Statements (Unaudited)
                  Consolidated Balance Sheets                                 3
                  Consolidated Statements of Income                           4
                  Consolidated Statements of Changes in Stockholders'
                       Equity                                                 5
                  Consolidated Statements of Cash Flows                       6
                  Notes to Consolidated Financial Statements                  7

Item 2            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    10

Item 3            Controls and Procedures                                    21

PART II           OTHER INFORMATION
-------           -----------------
Item 1            Legal Proceedings                                          22

Item 2            Unregistered Sales of Equity Securities and
                       Use of Proceeds                                       22

Item 3            Defaults Upon Senior Securities                            22

Item 4            Submission of Matters to Vote of Security Holders          22

Item 5            Other Information                                          22

Item 6            Exhibits                                                   22

                  Signatures                                                 23

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to Section 906 of
                  Sarbanes-Oxley Act of 2002

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                              MARCH 31,   DECEMBER 31,
                                                                                2005         2004
                                                                             ---------    ---------
                                                                            (Unaudited)     (Note 1)
                                     Assets
Cash and due from banks                                                      $   3,183    $   6,510
Interest bearing deposits with banks                                               100          216
                                                                             ---------    ---------
     Cash and cash equivalents                                                   3,283        6,726

Investment securities available for sale at fair value                         227,799      220,911
Investment securities held to maturity, fair value of $23,606 and $13,886       23,282       13,480
Loans, net of allowance for loan losses of $2,904 and $2,768                   252,358      242,348
Restricted investment in correspondent bank stock                                7,016        6,887
Bank owned life insurance                                                        8,614        8,527
Premises and equipment, net                                                      1,390        1,462
Accrued interest receivable                                                      2,265        2,122
Other assets                                                                     1,358          973
                                                                             ---------    ---------
          Total assets                                                       $ 527,365    $ 503,436
                                                                             =========    =========

                      Liabilities and Stockholders' Equity
                                   Liabilities
Deposits
     Non-interest bearing deposits                                           $  24,459    $  16,808
     Interest bearing deposits                                                 333,771      328,924
                                                                             ---------    ---------
          Total deposits                                                       358,230      345,732

Securities sold under agreements to repurchase                                   8,780        6,991
Short-term debt                                                                  8,425           --
Long-term debt                                                                  96,027       96,095
Junior subordinated debentures                                                  10,187       10,187
Accrued interest payable                                                           704          646
Other liabilities                                                                1,235        1,875
                                                                             ---------    ---------
          Total liabilities                                                    483,588      461,526
                                                                             ---------    ---------

                              Stockholders' Equity
  Preferred stock, par value $0.10 per share; authorized 5,000,000 shares;
       issued and outstanding -0- shares
  Common stock, par value $0.10 per share; authorized 15,000,000 shares;
       7,539,249 and 7,223,102 shares issued and outstanding                       754          722
Additional paid-in capital                                                      35,080       32,720
Unallocated ESOP shares, at cost                                                  (228)        (118)
Allocated undistributed SERP shares                                               (109)          --
Retained earnings                                                                7,503        7,336
Accumulated other comprehensive income
                                                                                   777        1,250
                                                                             ---------    ---------
          Total stockholders' equity                                            43,777       41,910

          Total liabilities and stockholders' equity                         $ 527,365    $ 503,436
                                                                             =========    =========

See notes to financial statements
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2005        2004
                                                              ------      ------
Interest Income
   Loans receivable, including fees                           $3,642      $2,965
   Investment securities                                       2,110       2,144
   Other                                                           6           1
                                                              ------      ------

     Total interest income                                     5,758       5,110
                                                              ------      ------

Interest Expense
   Deposits                                                    1,873       1,588
   Short-term debt                                                18          11
   Long-term debt                                              1,082       1,098
   Junior subordinated debentures                                153         153
                                                              ------      ------

     Total interest expense                                    3,126       2,850
                                                              ------      ------
       Net interest income                                     2,632       2,260

Provision for loan losses                                        136          45
                                                              ------      ------

       Net interest income after provision for loan losses     2,496       2,215
                                                              ------      ------

Non-interest Income
   Service charges on deposit accounts                            53          43
   Net realized gains on sale of residential mortgage loans       24          30
   Net realized gains on sale of securities                        9         241
   Earnings from bank owned life insurance                        87          75
   Other income                                                  141          55
                                                              ------      ------

     Total non-interest income                                   314         444
                                                              ------      ------

Non-interest Expense
   Salaries and employee benefits                                623         594
   Occupancy and equipment                                       199         202
   Professional fees                                              59         113
   Marketing and business development                             24          36
   Product management                                             96         107
   Data processing                                               164         144
   Other operating                                               247         224
                                                               ------     ------

     Total non-interest expense                                1,412       1,420
                                                              ------      ------

Income before provision for income taxes                       1,398       1,239
Provision for income taxes                                       436         388
                                                              ------      ------

       Net income                                             $  962      $  851
                                                              ======      ======

Earnings per share:
   Basic                                                      $ 0.13      $ 0.12
                                                              ======      ======
   Diluted                                                    $ 0.12      $ 0.12
                                                              ======      ======

Cash dividends declared per share                             $ 0.11      $ 0.10
                                                              ======      ======

See notes to financial statements.
--------------------------------------------------------------------------------

                            AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                       SHARES OF                                                    ACCUMULATED
                                        COMMON                                           ESOP AND      OTHER
                                        STOCK        COMMON     PAID-IN    RETAINED       SERP      COMPREHENSIVE
                                        ISSUED       STOCK      CAPITAL    EARNINGS       SHARES    INCOME (LOSS    TOTAL
                                       ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balances, December 31, 2004            7,223,102   $     722   $  32,720   $   7,336    $    (118)   $   1,250    $  41,910

Comprehensive income for the
   three months ended March 31,
   2005:
    Net income                                --          --          --         962           --           --          962
    Change in net unrealized gain
    on investment securities
    available for sale, net of taxes          --          --          --          --           --         (473)        (473)
                                                                                                                  ---------
Total comprehensive income                    --          --          --          --           --           --          489

Dividends declared                            --          --          --        (795)          --           --         (795)
Dividends reinvested                      80,317           8         599          --           --           --          607
Optional purchase through DRIP           235,830          24       1,761          --           --           --        1,785
Purchase of shares by SERP                    --          --          --          --         (109)          --         (109)
Purchase of shares by ESOP                    --          --          --          --         (110)          --         (110)
                                       ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balances, March 31, 2005               7,539,249   $     754   $  35,080   $   7,503    $    (337)   $     777    $  43,777
                                       =========   =========   =========   =========    =========    =========    =========

                                       SHARES OF                                                    ACCUMULATED
                                        COMMON                                                         OTHER
                                        STOCK        COMMON     PAID-IN    RETAINED        ESOP    COMPREHENSIVE
                                        ISSUED       STOCK      CAPITAL    EARNINGS       SHARES      INCOME        TOTAL
                                       ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balances, December 31, 2003           6,807,279   $     681   $   29,48   $   4,853    $    (117)   $      57   $  34,963

Comprehensive income for the
   three months ended March 31,
   2004:
   Net income                                --          --          --         851           --           --         851
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes          --          --          --          --           --          561         561
                                                                                                                ---------
Total comprehensive income                   --          --          --          --           --           --       1,412
Conversion of subordinated
debentures                                1,506          --          13          --           --           --          13
Dividends declared                           --          --          --        (684)          --           --        (684)
Dividends reinvested                     68,163           7         557          --           --           --         564
Optional purchase through DRIP          259,654          26       2,121          --           --           --       2,147
Exercise of stock options
  including tax benefits                 49,000           5         287          --           --           --         292
                                      ---------   ---------   ---------   ---------    ---------    ---------   ---------

Balances, March 31, 2004              7,185,602   $     719   $  32,467   $   5,020    $    (117)   $     618   $  38,707
                                      =========   =========   =========   =========    =========    =========   =========

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2005        2004
                                                                             --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                             $    962    $    851
      Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                               136          45
          Depreciation and amortization                                           131         152
          Deferred income tax benefit (expense)                                    23        (289)
          Income tax benefit on stock options exercised                            --          90
          Proceeds from sale of residential mortgage loans held for sale        2,160       1,175
          Net realized gain on sale of loans                                      (24)        (30)
          Origination of residential mortgage loans held for sale              (2,136)     (1,145)
          Net amortization of securities premiums and discounts                   325         299
          Net realized gains on sales of securities                                (9)       (241)
          Earnings from bank owned life insurance                                 (87)        (75)
          (Increase) decrease in accrued interest receivable                     (143)        121
          Increase in other assets                                               (385)       (558)
          Increase in accrued interest payable                                     58           2
          Increase (decrease) in other liabilities                               (640)        746
                                                                             --------    --------
               Net cash provided by operating activities                          371       1,143
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                           (28,457)    (57,118)
          Maturities and principal repayments                                  17,472      37,201
          Sales                                                                 3,071         888
      Securities held to maturity:
          Purchases                                                           (10,250)         --
          Maturities and principal repayments                                     443         269
      Net increase in loans receivable                                        (10,146)     (2,633)
      Purchase of premises and equipment                                          (59)        (35)
      Purchase of restricted investment in correspondent bank stock               129         (67)
                                                                             --------    --------
                Net cash used in investing activities                         (28,055)    (21,495)
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                               9,529      19,067
      Net increase (decrease) in time deposits                                  2,969      (1,087)
      Net increase in securities sold under agreements to repurchase            1,789         821
      Net increase in short-term debt                                           8,425          --
      Repayments on long-term debt                                                (68)        (65)
      Conversion of trust preferred securities                                     --         (13)
      Cash dividends paid                                                        (795)       (684)
      Issuance of common stock                                                  2,392       2,926
                                                                             --------    --------
                Net cash provided by financing activities                      24,241      20,965
                                                                             --------    --------

                Increase (decrease) in cash and cash equivalents               (3,443)        613
Cash and cash equivalents at beginning of year                                  6,726       4,860

Cash and cash equivalents at end of period                                   $  3,283    $  5,473
                                                                             ========    ========

Supplementary disclosures:
     Interest paid on deposits and borrowings                                $  3,068    $  2,848
                                                                             ========    ========

     Income taxes paid                                                       $    663    $    666
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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications may have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $6.5 million of standby letters of credit outstanding as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the "treasury stock" method. Potential common shares also include the junior subordinated debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                               2005     2004
                                                              ------   ------
                                                           (In Thousands, Except
                                                              Per Share Data)
         Numerator-basic earnings per share, net income       $  962   $  851
           Interest paid on junior subordinated debentures,
             net of tax effect                                   101      101
                                                              ------   ------
         Numerator-diluted earnings per share                 $1,063   $  952
                                                              ======   ======

         Denominator:
            Average basic shares outstanding                   7,346    6,917
            Average dilutive option effect                        45       69
            Average dilutive junior subordinated debenture
              effect                                           1,198    1,200
                                                              ------   ------
            Average diluted shares outstanding                 8,589    8,186
                                                              ======   ======

         Earnings per common share:
            Basic                                             $ 0.13   $ 0.12
                                                              ======   ======
            Diluted                                           $ 0.12   $ 0.12
                                                              ======   ======

 4.      Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three month periods ended March 31, 2005 and 2004 were as follows:


                                                            THREE MONTHS ENDED
                                                            -------------------
                                                                  MARCH 31,
                                                              2005        2004
                                                            -------     -------
                                                              (In Thousands)

            Net income                                      $   962     $   851

            Other comprehensive income (loss):
                Unrealized holding gains (losses) on
                    available for sale securities              (706)      1,091
                Reclassification adjustment for gains
                    realized in net income                       (9)       (241)
                                                            -------     -------
             Other comprehensive income (loss) before
                taxes                                          (715)        850

             Income tax (expense) benefit related to
                other comprehensive income                      242        (289)
                                                            -------     -------
            Other comprehensive income (loss)                  (473)        561
                                                            -------     -------

                     Total comprehensive income             $   489     $ 1,412
                                                            =======     =======

5.       Stock Based Compensation

         The Company has a Non-Qualified Stock Option Plan (the "Plan") that provides for grants of stock options to executive officers. The Plan authorizes the issuance of options to purchase 333,051 shares of common stock. Options granted under the Plan will have an option price at least equal to the fair market value of the common stock on the date of the grant. The options expire not more than ten years after the date of the grant. Exercise and vesting dates and terms may vary and are specified at the date of the grant.

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


                                                              THREE MONTHS ENDED
                                                              -----------------
                                                                   MARCH 31,
                                                                 2005     2004
                                                               -------   ------
                                                           (In Thousands, Except
                                                              Per Share Data)

        Net income, as reported                               $   962   $  851
        Deduct: total stock based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects             (23)     (33)
                                                              -------   ------
        Pro forma net income                                  $   939   $  818
                                                              =======   ======

        Earnings per share:
           As reported:
             Basic                                            $  0.13   $ 0.12
             Diluted                                             0.12     0.12
           Pro forma:
             Basic                                               0.13     0.12
             Diluted                                             0.12     0.11


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

7.       New Accounting Standards

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

         On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

         In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

         In March 2005, the SEC issued SAB No. 107, "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

         In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted the provisions of SOP 03-3 on January 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004. Certain of these policies are particularly sensitive requiring significant estimates and assumptions to be made by management. Senior management has discussed the development of such estimates and the related Management's Discussion and Analysis disclosure with the Audit Committee of the Company's Board of Directors. The following accounting policies are identified by management as being critical to the results of operations:

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

         STOCK BASED COMPENSATION. The Company has a Non-Qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the three months ended March 31, 2005 would have been reduced by $23,000, from $962,000 to $939,000. Basic earnings per share would have been unchanged at $0.13 per share. Diluted earnings per share would have been unchanged at $0.12 per share.

         The Company calculates the compensation cost of the options using a Black-Scholes model to determine the fair value of the options granted. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of the Company's common stock and the expected life of the options.

         OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES. Management evaluates the individual securities in the investment portfolio for other than temporary impairment on at least a quarterly basis. The evaluation considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the current interest rate cycle and the expected direction or interest rates a near term horizon and the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

         Securities that are determined to be other than temporarily impaired are recorded at the then current fair value and the loss is recorded in current income. Subsequent recoveries in fair value are not recorded in the carry value of the investment and gain is not recognized until the security is sold.

The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of American Bank Incorporated and its results of operations.

RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

OVERVIEW

For the three months ended March 31, 2005, the Company reported net income of $962,000, or $0.12 per diluted share, for an annualized return on average assets of 0.75% and an annualized return on average equity of 9.00%. This is an increase of $111,000, or 13.0%, over net income for the same three-month period in 2004 of $851,000, or $0.12 per diluted share. The increase in net income was primarily the result of an increase of $21.4 million in average interest-earning assets for the three months of 2005 over the same period in 2004 and an increase of 22 basis points in the net interest margin. Net income was negatively impacted by a decrease of $130,000 of non-interest income and increases of $91,000 in the provision for loan losses and $48,000 in taxes on income.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $372,000, or 16.5%, to $2.6 million for the three months ended March 31, 2005, compared to $2.3 million for the same period in 2004. Average interest-earning assets grew to $496.4 million for the three months ended March 31, 2005, an increase of $21.4 million, or 4.5%, as compared to the average of $475.0 million for the three months ended March 31, 2004. Average interest-bearing liabilities grew to $452.6 million for the three months ended March 31, 2005, an increase of $15.2 million, or 3.5%, compared to the average of $437.4 million for the three months ended March 31, 2004. The yield on average interest-earning assets was 4.64% for the three months ended March 31, 2005, an increase of 34 basis points from the yield of 4.30% for the three months ended March 31, 2004. The cost of funds was 2.76% for the three months ended March 31, 2005, an increase of 15 basis points from the cost of 2.61% for the three months ended March 31, 2004. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.12% for the three months ended March 31, 2005, as compared to 1.90% for the same period in 2004, an increase of 22 basis points. The increase in the net interest margin resulted from an increasing interest rate environment and a change in the mix of assets. At March 31, 2005, loans outstanding were 47.9% of total assets compared to 41.1% of total assets at March 31, 2004. At March 31, 2005, investment securities were 47.6% of total assets compared to 53.8% of total assets at March 31, 2004. Loans generally have higher interest rates than investment securities, so increasing the weighting of loans to total assets generally increases the weighted average return on assets. Also impacting the improvement in the net interest margin was the increase in the cost of funds.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004 are presented on a comparative basis in the following table:

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------------------------------------
                                                                    2005                                    2004
                                                      ----------------------------------      -------------------------------
                                                                 INTEREST                                INTEREST
                                                       AVERAGE    INCOME         AVERAGE      AVERAGE     INCOME /    AVERAGE
                                                       BALANCES   EXPENSE         RATES       BALANCES   EXPENSE       RATES
                                                      --------    --------      --------      --------    ---------    -----
                                                                                 (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                           $  1,720    $      6          1.40%     $    135     $      1      0.60%
   Loans, net                                          246,002       3,642          5.92       205,406        2,965      5.77
   Investment securities                               111,639       1,018          3.65        65,735          575      3.50
   Mortgage backed securities                          130,452       1,031          3.16       196,694        1,526      3.10
   Restricted investments in
       correspondent bank stock                          6,606          61          3.69         7,060           43      2.44
                                                      --------    --------      --------      --------    ---------     -----
          Total interest-earnings assets               496,419       5,758          4.64       475,030        5,110      4.30
                                                      --------    --------      --------      --------    ---------     -----
Interest-bearing liabilities
   Checking                                            106,971         401          1.50       115,146          348      1.21
   Savings                                             103,001         435          1.69        92,074          309      1.34
   Certificates of deposit                             129,228       1,037          3.21       117,842          931      3.16
   Borrowings                                          113,370       1,253          4.42       112,304        1,262      4.50
                                                      --------    --------      --------      --------    ---------     -----
          Total interest-bearing liabilities           452,570    $  3,126          2.76       437,366        2,850      2.61
                                                      --------    --------      --------      --------    ---------     -----
Net earning assets                                    $ 43,849                                $ 37,664
                                                       =======                                ========
Net interest income                                                  2,632                                  $ 2,260
Net interest spread                                               ========          1.88%                   =======      1.69%
                                                                                ========                                =====
Net interest margin                                                                 2.12%                                1.90%
                                                                                ========                                =====
Ratio of interest-earning assets to
    Interest-bearing liabilities                        109.11%                                 108.61%
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

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------
                                                               2005 VS. 2004
                                              -----------------------------------------------
                                              INCREASE/(DECREASE) DUE TO              TOTAL
                                              --------------------------             INCREASE/
                                              VOLUME                RATE            (DECREASE)
                                              ------               -----             -------
                                                              (In Thousands)
       Interest-earning assets:
       ------------------------
       Interest-earning deposits and
           securities purchased under
           agreements to resell              $    4                $   1              $     5
       Loans receivable                         593                   84                  677
       Investment securities                    412                   31                  443
       Mortgage backed securities              (526)                  31                 (495)
       Restricted investment in bank stock        2                   16                   18
                                             ------                -----              -------
       Total interest-earning assets            485                  163                  648
                                             ------                -----              -------
       Interest-bearing liabilities:
       -----------------------------
       Checking deposits                        (27)                  80                   53
       Savings deposits                          38                   88                  126
       Time deposits                             91                   15                  106
       Borrowings                                12                  (21)                  (9)
                                             ------                -----              -------
       Total interest-bearing liabilities       114                  162                  276
                                             ------                -----              -------
(DECREASE)          Net Increase             $  371                $   1              $   372
                                             ======                =====              =======

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $136,000 for the three months ended March 31, 2005 and a provision of $45,000 for the three months ended March 31, 2004. The increase in the provision during the three-month period of 2005 principally relates to an increase in loans outstanding.

We had no charge-offs and no recoveries during the three months ended March 31, 2005. During the three months ended March 31, 2004 we had no charge-offs and one recovery in the amount of $2,000.

NON-INTEREST INCOME

Total non-interest income for the three months ended March 31, 2005 was $314,000, a decrease of $130,000, or 29.3%, compared to $444,000 for the three months ended March 31, 2004. Service charges on deposit accounts increased $10,000 to $53,000 in the 2005 period compared to $43,000 in the 2004 period the result of an increase in the number of transaction accounts. Gains on sale of loans for the three months ended March 31, 2005, were $24,000, a decrease of $6,000, or 20.0%, compared to $30,000 for the three months ended March 31, 2004. This is a result of decreased refinancing activity in the residential mortgage portfolio as interest rates have risen during the last year resulting in fewer residential mortgage borrowers gaining an advantage by refinancing existing mortgage loans. Gains on sale of securities for the three months ended March 31, 2005 were $9,000, compared to $241,000 for the three months ended March 31, 2004. The gains realized in the 2004 period resulted from management restructuring segments of the investment portfolio in its effort to manage interest rate risk. Earnings from bank owned life insurance amounted to $87,000 in the current three-month period compared to $75,000 for the same three-month period during 2004, due to higher crediting rates in the current quarter resulting from the increasing interest rate environment. Other non-interest income amounted to $141,000 for the three months ended March 31, 2005, an increase of $86,000, or 156.4%, from the $55,000 recorded for the three months ended March 31, 2004. This increase is primarily from fees generated subsequent to the pay-off on an equipment loan whereby the Bank is continuing to generate fee income after the loan has been paid off. This income may continue to be realized during 2005 depending upon the actions of the borrower.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 2005 decreased $8,000, or 0.6%, to $1,412,000 from $1,420,000 for the three months ended March 31, 2004. Salaries and benefits for the three months totaled $623,000 an increase of $29,000, or 5.5%, compared to the same three months in 2004, due primarily to merit pay increases, higher benefit costs and one additional employee. Occupancy and equipment expense decreased $3,000. Professional fees decreased by $54,000, or 47.8%, to $59,000, for the three months ended March 31, 2005, compared to $113,000 for the three months ended March 31, 2004, due to legal, accounting and other fees associated with the Dividend Reinvestment and Stock Purchase Plan initiated in 2004 and for legal fees associated with certain trademark filings and fictitious name registrations in 2004. Marketing and business development expense decreased $12,000 to $24,000 for the current three months due to a decrease in advertising and other marketing efforts. Product management expense decreased $11,000 in the 2005 period compared to the same period in 2004, due primarily to lower per transaction costs in the current year. Data processing charges increased $20,000, or 13.9%, to $164,000 for the three months ended March 31, 2005, compared to $144,000 for the three months ended March 31, 2004 due primarily to upgrading certain of the system servers and related equipment. Other operating expense increased $23,000, or 10.3%, to $247,000 in the quarter ended March 31, 2005, from $224,000 for the quarter ended March 31, 2004 due to increases in Bank shares tax expense, Directors fees and postage and supply expense.

INCOME TAX EXPENSE

Income tax expense for three months ended March 31, 2005 amounted to $436,000, an increase of $48,000 from the $388,000 incurred for the three months ended March 31, 2004, due primarily to the increase in pre-tax income. Our effective tax rate for the three months ended March 31, 2005 was 31.2%, compared to 31.3% for the three months ended March 31, 2004.

FINANCIAL CONDITION

OVERVIEW

Total assets increased to $527.4 million at March 31, 2005, from $503.4 million at December 31, 2004, an increase of $24.0 million, or 4.8%. Investment securities increased by $16.7 million, or 7.1%, to $251.1 million at March 31, 2005, compared to $234.4 million, at December 31, 2004. Net loans outstanding increased by $10.1 million, or 4.2%, to $252.4 million at March 31, 2005, compared to $242.3 million at December 31, 2004. Cash and overnight investments decreased by $3.4 million, or 50.7%, to $3.3 million at March 31, 2005 from $6.7 million at December 31, 2004. The growth in assets was funded by an increase in deposits of $12.5 million, an increase in securities sold under agreements to repurchase of $1.8 million, an increase in short-term borrowings of $8.4 million and an increase in stockholders' equity of $1.9 million.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at March 31, 2005 were $252.4 million, an increase of $10.1 million, or 4.2%, compared to the December 31, 2004 balance of $242.3 million. Loans receivable, net, represented 47.9% of total assets at March 31, 2005, compared to 48.1% of total assets at December 31, 2004. The increase in commercial real estate loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The increase in the balance of residential mortgage loans resulted from the Bank purchasing adjustable rate mortgage loans from mortgage brokers.

The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2005, compared to December 31, 2004:

                                                        AT MARCH 31, 2005        AT DECEMBER 31, 2004
                                                   ------------------------     ----------------------
                                                     AMOUN         PERCENT        AMOUNT       PERCENT
                                                   ---------     ----------     ----------     -------
                                                                 (Dollars In Thousands)
         Real Estate Loans:
         ------------------
         Commercial  (1)                           $ 113,205        44.4%       $  108,702      44.4%
         Residential (2)                              75,301        29.6            72,840      29.8
                                                   ---------       -----        ----------     -----
            Total real estate loans                  188,506        74.0           181,542      74.2
                                                   ---------       -----        ----------     -----
         Other Loans:
         ------------
         Consumer loans                               17,733         7.0            18,804       7.7
         Commercial                                   48,488        19.0            44,254      18.1
                                                   ---------       -----        ----------     -----
            Total other loans                         66,221        26.0            63,058      25.8
                                                   ---------       -----        ----------     -----
         Total loans receivable                      254,727       100.0%          244,600     100.0%
                                                   ---------       =====        ----------     =====
         Deferred costs                                  535                           516
         Allowance for losses                         (2,904)                       (2,768)
                                                   ---------                    ----------
            Total loans receivable, net            $ 252,358                    $  242,348
                                                   =========                    ==========

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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of March 31, 2005 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At March 31, 2005 and December 31, 2004, we had an allowance for loan losses of approximately $2,904,000 and $2,768,000, respectively. Management believes that the allowance for loan losses at March 31, 2005 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2005:

                                                                    PERCENT OF
                                                                  LOANS IN EACH
                                    AMOUNT OF    LOAN AMOUNTS      CATEGORY TO
                                    ALLOWANCE     BY CATEGORY      TOTAL LOANS
                                    ------------------------------------------
                                              (Dollars In Thousands)

      Commercial                    $    657       $  48,488           19.0%
      Commercial mortgage              1,554         113,205           44.4
      Residential mortgage               376          75,301           29.6
      Consumer                           146          17,733            7.0
      Unallocated                        171              --             --
                                    --------       ---------          -----
           Total                    $  2,904       $ 254,727          100.0%
                                    ========       =========          =====

The following table summarizes the allocation of the allowance for loan losses at December 31, 2004:

                                                                    PERCENT OF
                                                                  LOANS IN EACH
                                    AMOUNT OF    LOAN AMOUNTS      CATEGORY TO
                                    ALLOWANCE     BY CATEGORY      TOTAL LOANS
                                    ------------------------------------------
                                              (Dollars In Thousands)

      Commercial                    $    600       $  44,254           18.1%
      Commercial mortgage              1,474         108,702           44.4
      Residential mortgage               363          72,840           29.8
      Consumer                           161          18,804            7.7
      Unallocated                        170              --             --
                                    --------       ---------          -----

           Total                    $  2,768       $ 244,600          100.0%
                                    ========       =========          =====

The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004:


                                                   FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2005          2004
                                                   --------      --------
                                                    (Dollars In Thousands)

      Balance at beginning of period               $  2,768      $  2,412
      Provision for loan losses                         136            45
      Recoveries                                         --             2
      Charge-offs                                        --            --
                                                   --------      --------
      Balance at end of period                     $  2,904      $  2,459
                                                   ========      ========

      Percent of net recoveries to average
         total loans                                     --%         0.01%

      Percent of allowance to non-performing
         loans                                      1,444.8%         n/a


INVESTMENT SECURITIES

Total investment securities increased by $16.7 million, or 7.1%, to $251.1 million at March 31, 2005 from $234.4 million at December 31, 2004. Investment securities classified as available for sale increased by $6.9 million, or 3.1%, to $227.8 million, while investment securities classified as held to maturity increased by $9.8 million, or 72.6%, to $23.3 million.

The following table presents the book values and the fair values at March 31, 2005 and December 31, 2004, respectively, for each major category of the Company's investment portfolio:

                                                                            AT MARCH 31, 2005
                                                  --------------------------------------------------------------------
                                                                         GROSS               GROSS
                                                                       UNREALIZED         UNREALIZED
                                                   AMORTIZED COST        GAINS              LOSSES          FAIR VALUE
                                                                               (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies                 $  29,750         $      --          $    (505)         $  29,245
            U. S. Treasury notes                        24,884                --                 (2)            24,882
            Mortgage backed securities                 120,474               391               (693)           120,172
            Mutual funds                                11,921                --               (104)            11,817
            U.S. Government agency
                preferred stock                          2,567                 7               (424)             2,150
            Common stock                                 9,495             2,843               (166)            12,172
            Trust preferred obligations                 27,529               129               (297)            27,361
                                                     ---------         ---------          ---------          ---------
              Total                                  $ 226,620         $   3,370          $  (2,191)         $ 227,799
                                                     =========         =========          =========          =========
         Held to maturity:
         -----------------
            Trust preferred obligations              $  10,660         $     299                (20)         $  10,939
            Mortgage backed securities                   2,300                45                 --              2,345
            Corporate notes                              9,971                --                 --              9,971
            Other                                          351                --                 --                351
                                                     ---------         ---------          ---------          ---------
              Total                                  $  23,282         $     344          $     (20)            23,606
                                                     =========         =========          =========          =========

                                                                             AT DECEMBER 31, 2004
                                                  --------------------------------------------------------------------
                                                                         GROSS               GROSS
                                                                       UNREALIZED         UNREALIZED
                                                   AMORTIZED COST        GAINS              LOSSES          FAIR VALUE
                                                                               (In Thousands)
         Available for sale securities:
            U.S. Government agencies                 $  27,750         $       1          $    (131)         $  27,620
            Mortgage backed securities                 132,727               560               (524)           132,763
            Mutual funds                                19,254                --                (86)            16,168
            U.S. Government agency
                preferred stock                          2,505                --               (522)             1,983
            Common stock                                 9,114             2,402                (55)            11,461
            Trust preferred obligations                 27,667               368               (119)            27,916
                                                     ---------         ---------          ---------          ---------
              Total                                  $ 219,017         $   3,331          $  (1,437)         $ 220,911
                                                     =========         =========          =========          =========
         Held to maturity:
         -----------------
            Trust preferred obligations              $  10,683         $     361          $      (5)         $  11,039
            Mortgage backed securities                   2,446                50                 --              2,496
            Other                                          351                --                 --                351
                                                     ---------         ---------          ---------          ---------
              Total                                  $  13,480         $     411          $      (5)         $  13,886
                                                     =========         =========          =========          =========

DEPOSITS

Total deposits increased by $12.5 million, or 3.6%, to $358.2 million at March 31, 2005 from the December 31, 2004 balance of $345.7 million. Demand deposits increased $7.7 million, or 45.8%, to $24.5 million at March 31,2005, from $16.8 million at December 31, 2004. Interest-bearing checking accounts decreased $3.9 million, or 3.7%, to $101.8 million, compared to $105.7 million at December 31, 2004. Savings accounts, including money market accounts, increased $5.8 million, or 6.0%, to $102.4 million from the balance of $96.6 million at December 31, 2004. Total certificates of deposit increased by $3.0 million, or 2.4%, to $129.7 million from the December 31, 2004 balance of $126.7 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                 MARCH 31, 2005                   DECEMBER 31, 2004
                                                          ---------------------------        ---------------------------

                                                           AMOUNT    PERCENT    RATE         AMOUNT    PERCENT      RATE
                                                         ---------   ------     -----      ---------   ------      -----
                                                                                (Dollars In Thousands)

       Demand, non-interest-bearing                      $  24,459      6.8%       --%     $  16,808      4.9         --%
       Demand, interest-bearing                            101,750     28.4      1.59        105,653     30.6       1.26
       Savings, including money market accounts            102,351     28.6      1.81         96,570     27.9       1.36
       Certificates of deposit                             129,670     36.2      3.29        126,701     36.6       3.15
                                                          --------   ------     -----        -------   ------      -----

       Total deposits                                    $ 358,230    100.0%     2.16%     $ 345,732    100.0%      1.89%
                                                         =========   ======      ====      =========   ======      =====

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and short- and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $8.8 million at March 31, 2005, an increase of $1.8 million, or 25.7%, from the total of $7.0 million at December 31, 2004. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of March 31, 2005, the amount of advances outstanding from the FHLB was $104.5 million, an increase of $8.4 million, or 8.7%, compared to the $96.1 million outstanding at December 31, 2004. The increase resulted from short-term borrowings to fund asset growth during the quarter. At March 31, 2005 the short-term borrowings from the FHLB totaled $8.8 million. These advances matured in one day.

At March 31, 2005, long-term advances consisted of $527,000 of fixed-rate advances, with a weighted average rate of 5.32% that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $595,000 at December 31, 2004. The remaining $95.5 million of advances at March 31, 2005 consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of March 31, 2005, the FHLB had not elected to convert any of these advances to a variable rate.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of March 31, 2005 the Bank's maximum borrowing capacity was $261.9 million.

JUNIOR SUBORDINATED DEBENTURES

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

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46, as revised, (FIN 46R) which provides guidance for the consolidation of variable interest entities (VIEs). In accordance with the provisions of FIN 46R the Trust and the underlying securities are not consolidated with the Company's financial statements. Please refer to Note 10 to the Consolidated Financial Statements for the year ended December 31, 2004 for additional discussion of FIN 46R.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2005 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at March 31, 2005 was $43.8 million, an increase of $1.9 million, or 4.5%, from the December 31, 2004 balance of $41.9 million. The increase results from net income of $962,000, proceeds from the Dividend Reinvestment and Stock Purchase Plan of $1.6 million (net of cash dividends paid), a decrease in other comprehensive income of $473,000 (net of taxes), the purchase of shares held by the ESOP or $110,000 and the purchase of shares held by the SERP of $109,000.

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

At March 31, 2005, we had one loan with an aggregate unpaid balance of $11,000 that was delinquent more than 30 days and still accruing interest. At December 31, 2004, we had no loans that were delinquent more than 30 days and still accruing interest. At March 31, 2005 and December 31, 2004, we had three loans with an unpaid balance of $201,000 that were classified as non-performing and in the process of foreclosure.

During the three-month periods ended March 31, 2005 and 2004 we did not charge off any loans.

During the three months ended March 31, 2005 we did not have any recoveries of previously charged-off loans and during the three months ended March 31, 2004 we recovered $2,000 of a loan that was previously charged-off.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At March 31, 2005 we had three loans totaling $1,747,000 classified as Special Mention and one loan totaling $160,000 classified as substandard, no loans classified as doubtful and two loans with a carrying value of $41,000 classified as loss.

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of March 31, 2005 and December 31, 2004, the Company's level of liquidity was in excess of the minimum established by Board policy.

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2005 totaled $76.7 million. This consisted of $32.3 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $44.4 million under lines of credit, including $5.1 million in home equity lines of credit and $6.5 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                                    March 31, 2005
                                         --------------------------------------------------------------------
                                                       Due after       Due after
                                                       March 31,       March 31,
                                                         2006           2008
                                          Due by        through        through        Due after
                                          March 31,     March 31,      March 31,      March 31,
                                           2006           2008           2010           2010          Total
                                         --------       --------       --------       --------       --------
                                                                   (In Thousands)

   Time deposits                         $ 66,039       $ 47,090       $ 16,541       $     --       $129,670
   Short-term debt                         17,205             --             --             --         17,205
   Long-term debt                             208         15,246          3,073         77,500         96,027
   Junior subordinated
   debentures                                  --             --             --         10,187         10,187
   Operating leases                           323            624            617             --          1,564
                                         --------       --------       --------       --------       --------
   Total                                 $ 83,775       $ 62,960       $ 20,231       $ 87,687       $254,653
                                         ========       ========       ========       ========       ========

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

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at March 31, 2005 and December 31, 2004. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                       REQUIRED TO BE
                                                                           REQUIRED FOR CAPITAL          CONSIDERED
                                                     ACTUAL                 ADEQUACY PURPOSES         "WELL CAPITALIZED"
                                            ----------------------       -----------------------    ----------------------
                                              AMOUNT    PERCENTAGE       AMOUNT       PERCENTAGE    AMOUNT      PERCENTAGE
                                            --------    ----------       ------       ----------    ------      ----------
                                                                       (Dollars In Thousands)
March 31, 2005:
-------------------------
Total Capital to Risk Weighted Assets:
       Company                              $ 57,248       17.14%       $  26,727         8.00%         n/a           n/a
       Bank                                   44,471       13.30           26,753         8.00     $ 33,442         10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                                57,248       15.92           13,364         4.00          n/a           n/a
       Bank                                   44,471       12.43           13,377         4.00       20,065          6.00

Leverage Ratio:
       Company                                53,187       10.49           20,290         4.00          n/a           n/a
       Bank                                   41,566        8.23           20,209         4.00       25,261          5.00

December 31, 2004:
-------------------------
Total Capital to Risk Weighted Assets:
       Company                              $ 54,133       17.50%       $  24,973         8.00%         n/a           n/a
       Bank                                   43,267       14.33           24,161         8.00      $30,201         10.00%

Tier 1 Capital to Risk Weighted
Assets:
       Company                                50,828       16.28           12,486         4.00          n/a           n/a
       Bank                                   40,491       13.41           12,000         4.00       18,121          6.00

Leverage Ratio:
       Company                                50,828        9.98           20,365         4.00          n/a           n/a
       Bank                                   40,491        8.14           19,895         4.00       24,869          5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of March 31, 2005, an increase of 200 basis points in rates is estimated to result in a decrease of 3.2% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 5.6% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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



                              AMERICAN BANK INCORPORATED
                              Registrant


May 12, 2005
------------                 By: /s/ Mark W. Jaindl
Date:                           ------------------------------------------------
                                Mark W. Jaindl,
                                President and Chief Executive Officer
                                (Principal Executive Officer)

May 12, 2005
------------                 By: /s/ Harry C. Birkhimer
Date:                           ------------------------------------------------
                               Harry C. Birkhimer,
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)