Form 10QSB
period 2005-06-30
AMERICAN BANK INC
filed 2005-08-12
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

         Commission file number _______________

                           AMERICAN BANK INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              PA                                               01-0593266
-------------------------------                         ------------------------
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

                                [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2005.

      7,471,204    Shares of common stock            Par Value $.10 /share
      ---------                                                ----

Transitional Small Business Disclosure Format (check one),    [ ] Yes   [X] No

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----

Item 1         Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets                                    3
               Consolidated Statements of Income                              4
               Consolidated Statements of Changes in Stockholders' Equity     5
               Consolidated Statements of Cash Flows                          6
               Notes to Consolidated Financial Statements                     7

Item 2         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 10

Item 3          Controls and Procedures                                      22

PART II   OTHER INFORMATION
-------   -----------------

Item 1         Legal Proceedings                                             23

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds   23

Item 3         Defaults Upon Senior Securities                               23

Item 4         Submission of Matters to Vote of Security Holders             23

Item 5         Other Information                                             23

Item 6         Exhibits                                                      23

               Signatures                                                    24


Exhibit 31.1      Certification of Chief Executive Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification of Chief Financial Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                 2005           2004
                                                                              -----------    ------------
                                                                              (Unaudited)      (Note 1)
                               Assets
Cash and due from banks                                                        $   4,476      $   6,510
Interest bearing deposits with banks                                                 271            216
                                                                               ---------      ---------
     Cash and cash equivalents                                                     4,747          6,726

Investment securities available for sale at fair value                           210,592        220,911
Investment securities held to maturity,,fair value of $13,672 and $13,886         13,117         13,480
Loans, net of allowance for loan losses of $3,072 and $2,768                     271,770        242,348
Restricted investment in correspondent bank stock                                  6,799          6,887
Bank owned life insurance                                                          8,701          8,527
Premises and equipment, net                                                        1,361          1,462
Accrued interest receivable                                                        2,251          2,122
Other assets                                                                       1,504            973
                                                                               ---------      ---------
          Total assets                                                         $ 520,842      $ 503,436
                                                                               =========      =========

                 Liabilities and Stockholders' Equity
Liabilities
Deposits
     Non-interest bearing deposits                                             $  16,465      $  16,808
     Interest bearing deposits                                                   341,946        328,924
                                                                               ---------      ---------
          Total deposits                                                         358,411        345,732

Securities sold under agreements to repurchase                                    10,236          6,991
Long-term debt                                                                    95,959         96,095
Junior subordinated debentures                                                    10,187         10,187
Accrued interest payable                                                             739            646
Other liabilities                                                                  1,411          1,875
                                                                               ---------      ---------
          Total liabilities                                                      476,943        461,526
                                                                               ---------      ---------
Stockholders' Equity
  Preferred stock, par value $0.10 per share: authorized 5,000,000 shares;
     issued and outstanding  -0- shares                                               --             --
  Common stock, par value $0.10 per share: authorized 15,000,000 shares;
     issued 7,545,249 shares in 2005 and 7,223,102 in 2004; outstanding              755            722
     7,477,804 shares in 2005 and 7,223,102 in 2004
Additional paid-in capital                                                        35,110         32,720
Unallocated ESOP shares, at cost                                                    (228)          (118)
Allocated undistributed SERP shares, at cost                                        (109)            --
Retained earnings                                                                  8,345          7,336
Accumulated other comprehensive income                                               619          1,250
Treasury stock, 67,445 shares in 2005, -0- in 2004, at cost                         (593)            --
                                                                               ---------      ---------
          Total stockholders' equity                                              43,899         41,910
                                                                               ---------      ---------
          Total liabilities and stockholders' equity                           $ 520,842      $ 503,436
                                                                               =========      =========

                       See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                                --------------------      -------------------
                                                                  2005         2004         2005        2004
                                                                -------      -------      -------     -------
Interest Income
   Loans receivable, including fees                             $ 3,974      $ 3,143      $ 7,617     $ 6,108
   Investment securities                                          2,029        1,904        4,139       4,048
     Other                                                           16           --           21           1
                                                                -------      -------      -------     -------
     Total interest income                                        6,019        5,047       11,777      10,157
                                                                -------      -------      -------     -------
Interest Expense
   Deposits                                                       2,111        1,605        3,984       3,193
   Short-term debt                                                   57           13           75          24
   Long-term debt                                                 1,093        1,096        2,175       2,194
   Junior subordinated debentures                                   153          153          306         306
                                                                -------      -------      -------     -------
     Total interest expense                                       3,414        2,867        6,540       5,717
                                                                -------      -------      -------     -------
       Net interest income                                        2,605        2,180        5,237       4,440
Provision for loan losses                                           168          139          304         184
                                                                -------      -------      -------     -------
       Net interest income after provision for loan losses        2,437        2,041        4,933       4,256
                                                                -------      -------      -------     -------
Non-interest Income
   Service charges on deposit accounts                               49           52          102          95
   Net realized gains on sale of residential mortgage loans          21           36           45          66
   Net realized gains (losses) on sale of securities                 (1)         (89)           8         152
   Earnings from bank owned life insurance                           87           75          174         150
   Other income                                                     112           57          253         112
                                                                -------      -------      -------     -------
     Total non-interest income                                      268          582          131         575
                                                                -------      -------      -------     -------
Non-interest Expense
   Salaries and employee benefits                                   642          519        1,265       1,113
   Occupancy and equipment                                          206          216          405         418
   Professional fees                                                 70           77          129         190
   Marketing and business development                                47           23           71          59
   Product management                                               121           79          217         186
   Data processing                                                  160          188          324         332
   Other operating                                                  263          222          510         446
                                                                -------      -------      -------     -------
     Total non-interest expense                                   1,509        1,324        2,921       2,744
                                                                -------      -------      -------     -------
Income before provision for income taxes                          1,196          848        2,594       2,087
Provision for income taxes                                          354          246          790         634
                                                                -------      -------      -------     -------
       Net income                                               $   842      $   602      $ 1,804     $ 1,453
                                                                =======      =======      =======     =======
Earnings per share:
   Basic                                                        $  0.11      $  0.08      $  0.24     $  0.21
                                                                =======      =======      =======     =======
   Diluted                                                      $  0.11      $  0.08      $  0.23     $  0.20
                                                                =======      =======      =======     =======
Cash dividends declared per share                               $    --      $    --      $  0.11     $  0.10
                                                                =======      =======      =======     =======

                       See notes to financial statements.

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                       SHARES OF                                 TREASURY,    ACCUMULATED
                                        COMMON                                   ESOP AND        OTHER
                                        STOCK      COMMON   PAID-IN   RETAINED   SERP        COMPREHENSIVE
                                        ISSUED     STOCK    CAPITAL   EARNINGS   SHARES      INCOME (LOSS)   TOTAL
                                       ---------   ------   -------   --------   ---------   -------------   -----
Balances, December 31, 2004            7,223,102     $722   $32,720     $7,336      $(118)     $ 1,250       $41,920
Comprehensive income for the
 six months ended June 30, 2005:
   Net income                                                            1,804                                 1,804
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                               (631)         (631)
Total comprehensive income                                                                                     1,173

Dividends declared                                                        (795)                                 (795)
Dividends reinvested                      80,317        8       599                                              607
Optional purchase through DRIP           235,830       24     1,761                                            1,785
Purchase of treasury shares                                                          (593)                      (593)
Purchase of shares by SERP                                                           (109)                      (109)
Purchase of shares by ESOP                                                           (110)                      (110)
Exercise of stock options,
  including tax benefits                   6,000        1        30                                               31
                                       ---------     ----   -------     ------      -----      -------       -------
Balances, June 30, 2005                7,545,249     $755   $35,110     $8,345      $(930)     $   619       $43,899
                                       =========     ====   =======     ======      =====      =======       =======

                                       SHARES OF                                              ACCUMULATED
                                        COMMON                                                   OTHER
                                        STOCK      COMMON   PAID-IN   RETAINED     ESOP      COMPREHENSIVE
                                        ISSUED     STOCK    CAPITAL   EARNINGS    SHARES        INCOME       TOTAL
                                       ---------   ------   -------   --------   ---------   -------------   -----
Balances, December 31, 2003            6,807,279     $681   $29,489     $4,853      $(117)     $    57       $34,963

Comprehensive income for the
 six months ended June 30, 2004:
   Net income                                                            1,453                                 1,453
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                             (1,533)       (1,533)
Total comprehensive loss                                                                                         (80)

Conversion of trust preferred
securities                                 1,506                 13                                               13
Dividends reinvested                      68,163        7       557                                              564
Dividends declared                                                        (684)                                 (684)
Optional purchase through DRIP           259,654       26     2,121                                            2,147
Exercise of stock options,
  including tax benefits                  86,500        8       490                                              498
                                       ---------     ----   -------     ------      -----      -------       -------
Balances, June 30, 2004                7,223,102     $722   $32,670     $5,622      $(117)     $(1,476)      $37,421
                                       =========     ====   =======     ======      =====      =======       =======

                       See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               ----------------------
                                                                                 2005          2004
                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $  1,804      $  1,453
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                 304           184
          Depreciation and amortization                                             234           302
          Deferred income tax (benefit) expense                                     314          (521)
          Income tax benefit on stock options exercised                              11           125
          Proceeds from sale of residential mortgage loans held for sale          4,466         4,570
          Net realized gain on sale of loans                                        (45)          (66)
          Origination of residential mortgage loans held for sale                (4,421)       (4,504)
          Net amortization of securities premiums and discounts                     702           931
          Net realized gains on sales of securities                                  (8)         (152)
          Earnings from bank owned life insurance                                  (174)         (150)
          Increase in accrued interest receivable                                  (129)         (134)
          Increase in other assets                                                 (531)         (615)
          Increase (decrease) in accrued interest payable                            93           (11)
          Increase (decrease) in other liabilities                                 (464)          266
                                                                               --------      --------
               Net cash provided by operating activities                          2,156         1,678
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                             (40,508)      (79,711)
          Maturities and principal repayments                                    21,226        72,656
          Sales                                                                  27,964         9,040
      Securities held to maturity:
          Purchases                                                             (10,144)           --
          Maturities and principal repayments                                    10,494         1,492
      Net increase in loans receivable                                          (29,726)      (16,941)
      Purchase of premises and equipment                                           (133)         (111)
      Purchase of restricted investment in bank stock                                88          (215)
                                                                               --------      --------
                Net cash used in investing activities                           (20,739)      (13,790)
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in demand and savings deposits                     (9,443)       17,905
      Net increase in time deposits                                              22,122           510
      Net increase in securities sold under agreements to repurchase              3,245         3,277
      Net increase in short-term debt                                                --         5,100
      Repayments on long-term debt                                                 (136)         (129)
      Conversion of trust preferred securities                                       --           (13)
      Cash dividends paid                                                          (795)         (684)
      Acquisition of treasury, ESOP and SERP shares                                (812)           --
      Issuance of common stock                                                    2,423         3,222
                                                                               --------      --------
                Net cash provided by financing activities                        16,604        29,188
                                                                               --------      --------
                Increase (decrease) in cash and cash equivalents                 (1,979)       17,076
Cash and cash equivalents at beginning of year                                    6,726         4,860
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $  4,747      $ 21,936
                                                                               ========      ========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                  $  6,447      $  5,728
                                                                               ========      ========
     Income taxes paid                                                         $  1,044      $    717
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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $5.8 million of standby letters of credit outstanding as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

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

                                                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,         ENDED JUNE 30,
                                                              --------------------    ------------------
                                                                 2005       2004       2005       2004
                                                                ------     ------     ------     ------
                                                                 (In Thousands, Except Per Share Data)
         Numerator-basic earnings per share, net income         $  842     $  602     $1,804     $1,453
           Interest paid on junior subordinated debentures,
             net of tax effect                                     101        101        202        202
                                                                ------     ------     ------     ------
         Numerator-diluted earnings per share                   $  943     $  703     $2,006     $1,655
                                                                ======     ======     ======     ======
         Denominator:

            Average basic shares outstanding                     7,480      7,185      7,413      7,051
            Average dilutive option effect                          41         56         41         55
            Average dilutive junior subordinated debenture
              effect                                             1,198      1,198      1,198      1,199
                                                                ------     ------     ------     ------
            Average diluted shares outstanding                   8,719      8,439      8,652      8,305
                                                                ======     ======     ======     ======
         Earnings per common share:
            Basic                                               $ 0.11     $ 0.08     $ 0.24     $ 0.21
                                                                ======     ======     ======     ======
            Diluted                                             $ 0.11     $ 0.08     $ 0.23     $ 0.20
                                                                ======     ======     ======     ======

4.       Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004 were as follows:

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                                --------------------      --------------------
                                                                  2005         2004         2005         2004
                                                                -------      -------      -------      -------
                                                                                (In Thousands)
         Net income                                             $   842      $   602      $ 1,804      $ 1,453
         Other comprehensive income (loss):
             Unrealized holding losses on
                    available for sale securities                  (242)      (3,262)        (948)      (2,171)
             Reclassification adjustment for losses (gains)
                 realized in net income                               1           89           (8)        (152)
                                                                -------      -------      -------      -------
          Other comprehensive loss before taxes                    (241)      (3,173)        (956)      (2,323)
          Income tax  benefit related to other
                   comprehensive loss                                83        1,079          325          790
                                                                -------      -------      -------      -------
          Other comprehensive loss                                 (158)      (2,094)        (631)      (1,533)
                                                                -------      -------      -------      -------
                  Total comprehensive income (loss)             $   684      $(1,492)     $ 1,173      $   (80)
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

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                         --------------------      ------------------------
                                                                           2005         2004          2005          2004
                                                                         -------      -------      ---------      ---------
                                                                                (In Thousands, Except Per Share Data)
         Net income, as reported                                         $   842      $   602      $   1,804      $   1,453
         Deduct: total stock based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects                                        (6)         (12)           (13)           (27)
                                                                         -------      -------      ---------      ---------
         Pro forma net income                                            $   836      $   590      $   1,791      $   1,426
                                                                         =======      =======      =========      =========

         Earnings per share:
            As reported:
              Basic                                                      $  0.11   $     0.08      $    0.24      $    0.21
              Diluted                                                       0.11         0.08           0.23           0.20
            Pro forma:
              Basic                                                         0.11         0.08           0.24           0.20
              Diluted                                                       0.11         0.08           0.23           0.20

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

7. In January 2003 the Company established a Senior Executive Retirement Plan ("SERP") as a means to attract and retain talented management. The SERP is a non-contributory defined contribution plan providing for contributions at the discretion of the Board of Directors on an annual basis. Contributions to the plan vest ratably over ten years. Participants in the SERP may elect to have their plan benefits held in stock of the Company through a Trust. At June 30, 2005, the Trust holds 12,713 shares of Company common stock for the benefit of plan participants.

8.       New Accounting Standards

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

         In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.

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

         In March 2005, the SEC issued SAB No. 107, "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

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

         STOCK BASED COMPENSATION. The Company has a Non-Qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the six months ended June 30, 2005 would have been reduced by $13,000, from $1,804,000 to $1,791,000. Basic earnings per share would have been unchanged at $0.24 per share. Diluted earnings per share would have been unchanged at $0.23 per share.

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

OVERVIEW

For the six months ended June 30, 2005, the Company reported net income of $1,804,000, or $0.23 per diluted share, for an annualized return on average assets of 0.70% and an annualized return on average equity of 8.32%. This is an increase of $351,000, or 24.2%, over net income for the same six-month period in 2004 of $1,453,000, or $0.20 per diluted share. The increase in net income was primarily the result of an increase of $17.1 million in average interest-earning assets for the six months of 2005 over the same period in 2004 and an increase of 25 basis points in the net interest margin. Net income was negatively impacted by increases of $120,000 in the provision for loan losses, $177,000 in non-interest expenses and $156,000 in taxes on income.

For the three months ended June 30, 2005, the Company reported net income of $842,000, or $0.11 per diluted share, for an annualized return on average assets of 0.65% and an annualized return on average equity of 7.66%. This is an increase of $240,000, or 39.9%, over net income for the same three-month period in 2004 of $602,000, or $0.08 per diluted share. The increase in net income was primarily the result of an increase of $10.4 million in average interest-earning assets for the three months of 2005 over the same period in 2004 and an increase of 30 basis points in the net interest margin. Net income was positively impacted by an increase of $137,000 in non-interest income and negatively impacted by increases of $29,000 in the provision for loan losses, $185,000 in non-interest expenses and $108,000 in taxes on income.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $797,000, or 18.0%, to $5.2 million for the six months ended June 30, 2005, compared to $4.4 million for the same period in 2004. Average interest-earning assets grew to $497.8 million for the six months ended June 30, 2005, an increase of $17.1 million, or 3.6%, as compared to the average of $480.7 million for the six months ended June 30, 2004. Average interest-bearing liabilities grew to $453.3 million for the six months ended June 30, 2005, an increase of $13.4 million, or 3.0%, compared to the average of $439.9 million for the six months ended June 30, 2004. The yield on average interest-earning assets was 4.73% for the six months ended June 30, 2005, an increase of 50 basis points from the yield of 4.23% for the six months ended June 30, 2004. The cost of funds was 2.89% for the six months ended June 30, 2005, an increase of 29 basis points from the cost of 2.60% for the six months ended June 30, 2004. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.10% for the six months ended June 30, 2005, as compared to 1.85% for the same period in 2004, an increase of 25 basis points. The increase in the net interest margin resulted from an increasing interest rate environment and a change in the mix of assets. At June 30, 2005, net loans were 52.2% of total assets compared to 43.3% of total assets at June 30, 2004. At June 30, 2005, investment securities were 43.0% of total assets compared to 48.2% of total assets at June 30, 2004. Loans generally have higher interest rates than investment securities, so increasing the weighting of loans to total assets generally increases the weighted average return on assets. However, this was offset by the increase in the cost of funds, discussed above.

Net interest income increased by $425,000, or 19.5%, to $2.6 million for the three months ended June 30, 2005, compared to $2.2 million for the same period in 2004. Average interest-earning assets grew to $498.9 million for the three months ended June 30, 2005, an increase of $10.4 million, or 2.1%, as compared to the average of $488.5 million for the three months ended June 30, 2004. Average interest-bearing liabilities grew to $453.0 million for the three months ended June 30, 2005, an increase of $2.4 million, or 0.5%, compared to the average of $450.6 million for the three months ended June 30, 2004. The yield on average interest-earning assets was 4.83% for the three months ended June 30, 2005, an increase of 70 basis points from the yield of 4.13% for the three months ended June 30, 2004. The cost of funds was 3.01% for the three months ended June 30, 2005, an increase of 46 basis points from the cost of 2.55% for the three months ended June 30, 2004. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.09% for the three months ended June 30, 2005, as compared to 1.79% for the same period in 2004, an increase of 30 basis points. The increase in the net interest margin resulted from an increasing interest rate environment and a change in the mix of assets as described in the results for the six- month period.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004 are presented on a comparative basis in the following table:

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------------
                                                           2005                                      2004
                                             ---------------------------------   -----------------------------------------
                                                          INTEREST                                 INTEREST
                                             AVERAGE      INCOME /       AVERAGE       AVERAGE      INCOME /       AVERAGE
                                             BALANCES     EXPENSE         RATES        BALANCES     EXPENSE         RATES
                                             --------     --------       -------       --------    ---------       -------
                                                                         (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                  $  1,979     $     21        2.12%        $    223     $      1        0.90%
   Loans, net                                 255,040        7,617        5.97          207,853        6,108        5.88
   Investment securities                      103,869        1,988        3.83           73,241        1,279        3.49
   Mortgage backed securities                 130,215        2,029        3.12          192,379        2,692        2.80
   Restricted investments in
       correspondent bank stock                 6,732          122        3.62            7,032           77        2.19
                                             --------     --------        ----         --------     --------        ----

          Total interest-earnings assets      497,835       11,777        4.73          480,728       10,157        4.23
                                             --------     --------        ----         --------     --------        ----

Interest-bearing liabilities
   Checking                                   100,956          822        1.63          109,083          667        1.22
   Savings                                    103,112          931        1.81           99,309          665        1.34
   Certificates of deposit                    133,265        2,231        3.35          118,580        1,861        3.14
   Borrowings                                 116,001        2,556        4.41          112,952        2,524        4.47
                                             --------     --------        ----         --------     --------        ----

          Total interest-bearing              453,334        6,540        2.89          439,924        5,717        2.60
                                             --------     --------        ----         --------     --------        ----
liabilities

Net earning assets                           $ 44,501                                   $40,804
                                             ========                                   =======
Net interest income                                       $  5,237                                  $  4,440
                                                          ========                                  ========
Net interest spread                                                       1.84%                                     1.63%
                                                                          ====                                      ====
Net interest margin                                                       2.10%                                     1.85%
                                                                          ====                                      ====
Ratio of interest-earning assets to
    Interest-bearing liabilities                109.8%                                                 109.3%
                                                =====                                                  =====

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

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------
                                                                      2005 VS. 2004
                                                     ---------------------------------------------
                                                     INCREASE/(DECREASE) DUE TO           TOTAL
                                                     --------------------------         INCREASE/
                                                     VOLUME             RATE            (DECREASE)
                                                     -------           -------           -------
                                                                   (In Thousands)
         Interest-earning assets:
         Interest-earning bank balances
             and securities purchased
             under agreements to resell              $    15           $     5           $    20
         Loans, net                                    1,378               131             1,509
         Investment securities                           564               145               709
         Mortgage backed securities                     (770)              107              (663)
         Restricted investment in
              correspondent bank stock                    (3)               48                45
                                                     -------           -------           -------
         Total interest-earning assets                 1,184               436             1,620
                                                     -------           -------           -------

         Interest-bearing liabilities:
         Checking                                        (50)              205               155
         Savings                                          25               241               266
         Certificates of deposit                         233               137               370
         Borrowings                                       71               (39)               32
                                                     -------           -------           -------
         Total interest-bearing liabilities              279               544               823
                                                     -------           -------           -------
         Net interest income                         $   905           $  (108)          $   797
                                                     =======           =======           =======

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses, which is the estimated amount necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $304,000 for the six months ended June 30, 2005 and a provision of $184,000 for the six months ended June 30, 2004. The increase in the provision during the six-month period of 2005 principally relates to an increase in the loan portfolio.

We had no charge-offs and no recoveries during the six months ended June 30, 2005. During the six months months ended June 30, 2004 we had no charge-offs and one recovery in the amount of $2,000.

The Bank recorded a provision of $168,000 for the three months ended June 30, 2005 compared to $139,000 for the three months ended June 30, 2004. In both quarterly periods the amount of the provision was due to increases in the loan portfolio.

We had no charge-offs and no recoveries during the three months ended June 30, 2005. We had no charge-offs and one recovery of $2,000 during the three months ended June 30, 2004

NON-INTEREST INCOME

Total non-interest income for six months ended June 30, 2005 was $582,000, an increase of $7,000, or 1.2%, compared to $575,000 for the six months ended June 30, 2004. Service charges on deposit accounts increased $7,000 to $102,000 in the 2005 period compared to $95,000 in the 2004 period, as a result of an increase in the number of deposit accounts. Gains on sale of loans for the six months ended June 30, 2005, were $45,000, a decrease of $21,000, or 31.8%, compared to $66,000 for the six months ended June 30, 2004. This is a result of a slow down in refinancing activity in the residential mortgage portfolio as rising interest rates have reduced many borrowers' incentive to refinance exiting mortgages. Management continues to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Gains on sale of securities for the six months ended June 30, 2005 were $8,000, a decrease of $144,000, or 94.7%, compared to $152,000 for the six months ended June 30, 2004. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives during the prior year six-month period. Earnings from bank owned life insurance amounted to $174,000 in the current six-month period, an increase of $24,000, or 16.0%, compared to $150,000 during the six-month period in 2004. The increase results from the earnings crediting rate being higher in 2005 than it was in 2004 and a greater amount of insurance coverage during 2005 than 2004. Other non-interest income amounted to $253,000 for the six months ended June 30, 2005, an increase of $141,000 or 125.9%, from the $112,000 recorded for the six months ended June 30, 2004. This increase is primarily from fees generated subsequent to the pay-off on an equipment loan whereby the Bank is continuing to generate fee income after the loan has been paid off. This income may continue to be realized during 2005 depending upon the actions of the borrower.

Total non-interest income for the three months ended June 30, 2005 was $268,000, an increase of $137,000, or 104.6%, compared to $131,000 for the three months ended June 30, 2004. Service charges on deposit accounts decreased $3,000 to $49,000 in the 2005 period compared to $52,000 in the 2004 period the result of a decrease in non-sufficient funds charges on transaction based accounts. Gains on sale of loans for the three months ended June 30, 2005, were $21,000, a decrease of $15,000, or 41.7%, compared to $36,000 for the three months ended June 30, 2004. This is a result of a slow down in refinancing activity in the residential mortgage portfolio as rising interest rates have reduced many borrowers' incentive to refinance exiting mortgages. Management continues to sell a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Loss on sale of securities for the three months ended June 30, 2005 was $1,000, compared to $89,000 for the three months ended June 30, 2004. This resulted from management restructuring segments of the investment portfolio to achieve interest rate risk objectives. Earnings from bank owned life insurance amounted to $87,000 in the current three-month period compared to $75,000 for the same three-month period during 2004, due to higher crediting rates in the current quarter resulting from the increasing interest rate environment. Other non-interest income amounted to $112,000 for the three months ended June 30, 2005, an increase of $55,000, or 96.5%, from the $57,000 recorded for the three months ended June 30, 2004. This increase is primarily from fees generated subsequent to the pay-off on an equipment loan whereby the Bank is continuing to generate fee income after the loan has been paid off. This income may continue to be realized during 2005 depending upon the actions of the borrower.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 2005 increased $177,000, or 6.5%, to $2,921,000 from $2,744,000 for the six months ended June
30, 2004. Salaries and benefits for the six months totaled $1,265,000, an increase of $152,000, or 13.7%, compared to the same six months in 2004, due in part to merit pay increases, an increase of three in the number of employees and a greater amount of salaries and benefits being recognized in current operations due to a slow down in the number of loans generated. Occupancy and equipment expense decreased $13,000, or 3.1%, from the same six-month period in 2004, due to decreases in equipment and maintenance costs. Professional fees decreased by $61,000, or 32.1%, to $129,000, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The six-month period in 2004 reflects legal, accounting and other fees associated with the Dividend Reinvestment and Stock Purchase Plan initiated in 2004 and for legal fees associated with certain trademark filings and fictitious name registrations. Marketing and business development expense increased $12,000, to $71,000, for the current six months due to an increase in advertising and costs associated with a customer appreciation program. Product management costs increased $31,000, or 16.7%, the result of costs associated with an awards program linked to the Company's credit card product and an increase in the cost of our internet bill payment services offered to checking account customers. Data processing expense decreased $8,000 in the 2005 period compared to the same period in 2004. Other operating expense increased $64,000 to $510,000 for the six months ended June 30, 2005, from $446,000 for the six months ended June 30, 2004, due to increases in the Pennsylvania Bank Shares tax, Directors fees and postage and supply expense.

Total non-interest expense for the three months ended June 30, 2005 increased $185,000, or 14.0%, to $1,509,000 from $1,324,000 for the three months ended
June 30, 2004. Salaries and benefits for the three months totaled $642,000, an increase of $123,000, or 23.7%, compared to the same three months in 2004, due primarily to merit pay increases, higher benefit costs, one additional employee and a greater amount of salaries and benefits being recognized in current operations due to a slow down in the number of loans generated. Occupancy and equipment expense decreased $10,000. Professional fees decreased by $7,000, or 9.1%, to $70,000, for the three months ended June 30, 2005, compared to $77,000 for the three months ended June 30, 2004, due to legal fees associated with certain trademark filings and fictitious name registrations in 2004. Marketing and business development expense increased $24,000 to $47,000 for the current three months due to an increase in advertising and costs associated with a customer appreciation program. Product management expense increased $42,000 in the 2005 period compared to the same period in 2004, the result of costs associated with an awards program linked to the Company's credit card product and an increase in the cost of our internet bill payment services offered to checking account customers. Data processing charges decreased $28,000, or 14.9%, to $160,000 for the three months ended June 30, 2005, compared to $188,000 for the three months ended June 30, 2004 due primarily to upgrading certain of the system servers and related equipment in the 2004 period. Other operating expense increased $41,000, or 18.5%, to $263,000 in the quarter ended June 30, 2005, from $222,000 for the quarter ended June 30, 2004 due to increases in the Pennsylvaina Bank Shares tax expense, Directors fees and postage and supply expense.

INCOME TAX EXPENSE

Income tax expense for six months ended June 30, 2005 amounted to $790,000, an increase of $156,000 from the $634,000 incurred for the six months ended June 30, 2004, due primarily to the increase in pre-tax income. Our effective tax rate for the six months ended June 30, 2005 was 30.5%, compared to 30.4% for the six months ended June 30, 2004.

Income tax expense for three months ended June 30, 2005 amounted to $354,000, an increase of $108,000 from the $246,000 incurred for the three months ended June 30, 2004, due primarily to the increase in pre-tax income. Our effective tax rate for the three months ended June 30, 2005 was 29.6%, compared to 29.0% for the three months ended June 30, 2004.

FINANCIAL CONDITION

OVERVIEW

Total assets increased to $520.8 million at June 30, 2005, from $503.4 million at December 31, 2004, an increase of $17.4 million, or 3.5%. Investment securities decreased by $10.7 million, or 4.6%, to $223.7 million at June 30, 2005, compared to $234.4 million at December 31, 2004. Net loans outstanding increased by $29.5 million, or 12.2%, to $271.8 million at June 30, 2005, compared to $242.3 million at December 31, 2004. Cash and overnight investments decreased by $2.0 million, or 29.4%, to $4.7 million at June 30, 2005 from $6.7 million at December 31, 2004.

The growth in assets was funded by an increase in deposits of $12.7 million, an increase in securities sold under agreements to repurchase of $3.2 million and an increase in stockholders' equity of $2.0 million.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at June 30, 2005 were $271.8 million, an increase of $29.5 million, or 12.2%, compared to the December 31, 2004 balance of $242.3 million. Loans receivable, net, represented 52.2% of total assets at June 30, 2005, compared to 48.1% of total assets at December 31, 2004. An increase in commercial real estate loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. An increase in the balance of residential mortgage loans resulted from the Bank purchasing adjustable rate mortgage loans from mortgage brokers.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 2005, compared to December 31, 2004:

                                                AT JUNE 30, 2005       AT DECEMBER 31, 2004
                                            ----------------------    ----------------------
                                              AMOUNT        PERCENT     AMOUNT        PERCENT
                                            ---------       -------   ---------       -------
                                                         (Dollars In Thousands)
         Real Estate Loans:
         ------------------
         Commercial (1)                     $ 118,724         43.3%   $ 108,702         44.4%
         Residential (2)                       82,943         30.2       72,840         29.8
                                            ---------        -----    ---------        -----
            Total real estate loans           201,667         73.5      181,542         74.2
                                            ---------        -----    ---------        -----
         Other Loans:
         ------------
         Consumer loans                        16,755          6.1       18,804          7.7
         Commercial                            55,829         20.4       44,254         18.1
                                            ---------        -----    ---------        -----
            Total other loans                  72,584         26.5       63,058         25.8
                                            ---------        -----    ---------        -----
         Total loans receivable               274,251        100.0%     244,600        100.0%
                                            ---------        =====    ---------        =====

         Deferred costs                           591                       516
         Allowance for loan losses             (3,072)                   (2,768)
                                            ---------                 ---------
            Total loans receivable, net     $ 271,770                 $ 242,348
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

The general valuation allowance is maintained at a level that management believes to be necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions, as such factors may be applicable. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured.

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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of June 30, 2005 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At June 30, 2005 and December 31, 2004, we had an allowance for loan losses of approximately $3,072,000 and $2,768,000, respectively. Management believes that the allowance for loan losses at June 30, 2005 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2005:

                                                                            PERCENT OF
                                                           LOAN           LOANS IN EACH
                                       AMOUNT OF          AMOUNTS          CATEGORY TO
                                       ALLOWANCE        BY CATEGORY        TOTAL LOANS
                                       ---------        -----------       -------------
                                                   (Dollars In Thousands)
         Commercial                    $    754          $ 55,829           20.4%
         Commercial mortgage              1,606           118,724           43.3
         Residential mortgage               415            82,943           30.2
         Consumer                           126            16,755            6.1
         Unallocated                        171                --             --
                                       --------          --------          -----
              Total                    $  3,072          $274,251          100.0%
                                       ========          ========          =====

The following table summarizes the allocation of the allowance for loan losses at December 31, 2004:

                                                                            PERCENT OF
                                                           LOAN           LOANS IN EACH
                                       AMOUNT OF          AMOUNTS          CATEGORY TO
                                       ALLOWANCE        BY CATEGORY        TOTAL LOANS
                                       ---------        -----------       -------------
                                                   (Dollars In Thousands)
         Commercial                    $    600          $ 44,254           18.1%
         Commercial mortgage              1,474           108,702           44.4
         Residential mortgage               363            72,840           29.8
         Consumer                           161            18,804            7.7
         Unallocated                        170                --             --
                                       --------          --------          -----
                  Total                $  2,768          $244,600          100.0%
                                       ========          ========          =====

The following table summarizes the transactions in the allowance for loan losses for the six months ended June 30, 2005 and 2004:

                                                                   FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                    2005             2004
                                                                   ------           ------
                                                                   (Dollars In Thousands)
         Balance at beginning of period                            $2,768           $2,412
         Provision for loan losses                                    304              184
         Recoveries                                                    --                2
         Charge-offs                                                   --               --
                                                                   ------           ------
         Balance at end of period                                  $3,072           $2,598
                                                                   ======           ======

         Percent of net recoveries to average total loans             n/a             0.01%

         Percent of allowance to non-performing loans              7,475.8%            n/a

INVESTMENT SECURITIES

Total investment securities decreased by $10.7 million, or 4.6%, to $223.7 million at June 30, 2005 from $234.4 million at December 31, 2004. Investment securities classified as available for sale decreased by $10.3 million, or 4.7%, to $210.6 million, while investment securities classified as held to maturity decreased by $363,000, or 2.7%, to $13.1 million.

The following table presents the book values and the fair values at June 30, 2005 and December 31, 2004, respectively, for each major category of the Company's investment portfolio:

                                                                        AT JUNE 30, 2005
                                              -------------------------------------------------------------------
                                                                    GROSS             GROSS
                                                                  UNREALIZED        UNREALIZED
                                              AMORTIZED COST         GAINS            LOSSES           FAIR VALUE
                                              --------------      ----------        ----------         ----------
                                                                        (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies             $ 36,750          $      3          $   (314)          $ 36,439
            Mortgage backed securities            109,551               547              (397)           109,701
            Mutual funds                           23,786                --              (129)            23,657
            U.S. Government agency
                preferred stock                     2,567                 7              (437)             2,137
            Common stock                           10,023             1,733               (97)            11,659
            Trust preferred obligations            26,977               243              (221)            26,999
                                                 --------          --------          --------           --------
              Total                              $209,654          $  2,533          $ (1,595)          $210,592
                                                 ========          ========          ========           ========

         Held to maturity:
         -----------------
            Trust preferred obligations          $ 10,453          $    525          $     (4)          $ 10,974
            Mortgage backed securities              2,114                37                --              2,151
            Other                                     550                --                (3)               547
                                                 --------          --------          --------           --------
              Total                              $ 13,117          $    562          $     (7)          $ 13,672
                                                 ========          ========          ========           ========

                                                                     AT DECEMBER 31, 2004
                                              -------------------------------------------------------------------
                                                                    GROSS             GROSS
                                                                  UNREALIZED        UNREALIZED
                                              AMORTIZED COST         GAINS            LOSSES           FAIR VALUE
                                              --------------      ----------        ----------         ----------
                                                                         (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies             $ 27,750          $      1          $   (131)          $ 27,620
            Mortgage backed securities            132,727               560              (524)           132,763
            Mutual funds                           19,254                --               (86)            19,168
            U.S. Government agency
                preferred stock                     2,505                --              (522)             1,983
            Common stock                            9,114             2,402               (55)            11,461
            Trust preferred obligations            27,667               368              (119)            27,916
                                                 --------          --------          --------           --------
              Total                              $219,017          $  3,331          $ (1,437)          $220,911
                                                 ========          ========          ========           ========

         Held to maturity:
         -----------------
            Trust preferred obligations          $ 10,683          $    361          $     (5)          $ 11,039
            Mortgage backed securities              2,446                50                --              2,496
            Other                                     351                --                --                351
                                                 --------          --------          --------           --------
              Total                              $ 13,480          $    411          $     (5)          $ 13,886
                                                 ========          ========          ========           ========

DEPOSITS

Total deposits increased by $12.7 million, or 3.6%, to $358.4 million at June 30, 2005 from the December 31, 2004 balance of $345.7 million. Demand deposits decreased $300,000, or 1.8%, to $16.5 million at June 30 2005, from $16.8 million at December 31, 2004. Interest-bearing checking accounts decreased $21.8 million, or 20.6%, to $83.9 million, compared to $105.7 million at December 31, 2004. Savings accounts, including money market accounts, increased $12.6 million, or 13.0%, to $109.2 million from the balance of $96.6 million at December 31, 2004. Total certificates of deposit increased by $22.1 million, or 17.4%, to $148.8 million from the December 31, 2004 balance of $126.7 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                JUNE 30, 2005                      DECEMBER 31, 2004
                                                      -------------------------------        -----------------------------
                                                       AMOUNT       PERCENT      RATE         AMOUNT     PERCENT      RATE
                                                      --------       -----       ----        --------     -----       ----
                                                                                (Dollars In Thousands)
         Demand, non-interest-bearing                 $ 16,465         4.6%        --%       $ 16,808       4.9%        --%
         Demand, interest-bearing                       83,944        23.4       1.73         105,653      30.6       1.26
         Savings, including money market accounts      109,189        30.5       1.94          96,570      27.9       1.36
         Certificates of deposit                       148,813        41.5       3.57         126,701      36.6       3.15
                                                      --------       -----       ----        --------     -----       ----
         Total deposits                               $358,411       100.0%      2.42%       $345,732     100.0%      1.89%
                                                      ========       =====       ====        ========     =====       ====

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and short- and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $10.2 million at June 30, 2005, an increase of $3.2 million, or 45.7%, from the total of $7.0 million at December 31, 2004. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of June 30, 2005, the amount of advances outstanding from the FHLB was $96.0 million, a decrease of $100,000 0.1%, compared to the $96.1 million outstanding at December 31, 2004. The decrease resulted from contractual amortization of principal.

At June 30, 2005, long-term advances consisted of $526,000 of fixed-rate advances, with a weighted average rate of 5.32% that amortize on a monthly basis and fully amortize by September 2008. These advances had an unpaid balance of $595,000 at December 31, 2004. The remaining $95.5 million of advances at June 30, 2005 consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 17 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.50%. As of June 30, 2005, the FHLB had not elected to convert any of these advances to a variable rate.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of June 30, 2005 the Bank's maximum borrowing capacity was $256.9 million.

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

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2005 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 2005 was $43.9 million, an increase of $2.0 million, or 4.8%, from the December 31, 2004 balance of $41.9 million. The increase results from net income of $1,804,000, proceeds from the Dividend Reinvestment and Stock Purchase Plan of $1.6 million (net of cash dividends paid), proceeds from the exercise of stock options of $31,000 (including tax benefits), a decrease in other comprehensive income of $631,000 (net of taxes), the purchase of shares held by the ESOP of $110,000, the purchase of shares held by the SERP of $109,000 and the purchase of treasury shares of $593,000.

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

At June 30, 2005, we had two loans with an aggregate unpaid balance of $373,000 that were delinquent more than 30 days and still accruing interest. At December 31, 2004, we had no loans that were delinquent more than 30 days and still accruing interest. At June 30, 2005, we had two loans with an unpaid balance of $41,000 that were classified as non-performing and in the process of foreclosure. At December 31, 2004, we had three loans with an unpaid balance of $201,000 that were classified as non-performing and in the process of foreclosure.

During the six-month periods ended June 30, 2005 and 2004 we did not charge off any loans.

During the six months ended June 30, 2005 we had no recoveries and during the six months ended June 30, 2004 we recovered $2,000 of a loan that was previously charged-off.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At June 30, 2005 we had six loans totaling $1,820,000 classified as Special Mention, no loans classified as substandard, no loans classified as doubtful and two loans with a carrying value of $41,000 classified as loss.

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of June 30, 2005 and December 31, 2004, the Company's level of liquidity was in excess of the minimum established by Board policy.

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at June 30, 2005 totaled $62.2 million. This consisted of $21.8 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $34.6 million under lines of credit, including $5.2 million in home equity lines of credit and $5.8 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                                   JUNE 30, 2005
                              -----------------------------------------------------------------------------------
                                                  DUE AFTER         DUE AFTER
                                                JUNE 30, 2006     JUNE 30, 2008
                                   DUE BY          THROUGH           THROUGH          DUE AFTER
                              JUNE 30, 2006     JUNE 30, 2008     JUNE 30, 2010     JUNE 30, 2010          TOTAL
                              -------------     -------------     -------------     -------------        --------
                                                                 (In Thousands)
    Time deposits                $ 66,246          $ 58,095          $ 24,472          $     --          $148,813
    Short-term debt                10,236                --                --                --            10,236
    Long-term debt                    140            15,246             3,073            77,500            95,959
    Junior subordinated
    debentures                         --                --                --            10,187            10,187
    Operating leases                  323               624               617                --             1,564
                                 --------          --------          --------          --------          --------
    Total                        $ 76,945          $ 73,965          $ 28,162          $ 87,687          $266,759
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

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at June 30, 2005 and December 31, 2004. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                      REQUIRED TO BE
                                                                         REQUIRED FOR CAPITAL           CONSIDERED
                                                    ACTUAL                 ADEQUACY PURPOSES         "WELL CAPITALIZED"
                                             ----------------------     ---------------------     ----------------------
                                             AMOUNT        PERCENTAGE    AMOUNT       PERCENTAGE   AMOUNT        PERCENTAGE
                                             -------       ----------   -------       ----------  -------        ----------
                                                                      (Dollars In Thousands)
June 30, 2005:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                               $57,218          16.37%    $27,954          8.00%        n/a            n/a
       Bank                                   45,572          13.43      27,148          8.00     $33,935          10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                                53,467          15.30      13,977          4.00         n/a            n/a
       Bank                                   42,500          12.52      13,574          4.00      20,361           6.00

Leverage Ratio:
       Company                                53,467          10.33      20,711          4.00         n/a            n/a
       Bank                                   42,500           8.40      20,227          4.00      25,284           5.00

December 31, 2004:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                               $54,133          17.50%    $24,973          8.00%        n/a            n/a
       Bank                                   43,267          14.33      24,161          8.00     $30,201          10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                                50,828          16.28      12,486          4.00         n/a            n/a
       Bank                                   40,491          13.41      12,000          4.00      18,121           6.00

Leverage Ratio:
       Company                                50,828           9.98      20,365          4.00         n/a            n/a
       Bank                                   40,491           8.14      19,895          4.00      24,869           5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of June 30, 2005, an increase of 200 basis points in rates is estimated to result in a decrease of 3.1% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 14.8% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

                  The Company's annual meeting of stockholders was held on April 20, 2005. At the annual meeting the stockholders approved the following:

                  1.) Election of Directors
                      Three directors were elected with terms expiring in 2008 as follows;

                                               SHARES FOR       SHARES WITHHELD
                                               ----------       ---------------
                           Anne L. Jaindl       6,868,900          24,660
                           Mark W. Jaindl       6,868,900          24,660
                           J. Scott Pidcock     6,886,290           7,270

                      In addition, the following directors continue in office through this meeting;

                           David M. Jaindl
                           John C. Long
                           Phillip S. Schwartz
                           Martin F. Spiro

                  2.) Ratification of the appointment of Beard Miller Company
                      LLP as the independent registered public accounting firm for the year ending December 31, 2005;

                           SHARES FOR    SHARES AGAINST    SHARES WITHHELD    BROKER NON-NOTES
                           ----------    --------------    ---------------    ----------------
                            6,874,569         876              18,115                 0

Item 5   -        Other Information

                  None

Item 6   -        Exhibits

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

                                          AMERICAN BANK INCORPORATED
                                          Registrant



August 10, 2005                           By: /s/ Mark W. Jaindl
---------------------------                  ------------------------------
Date:                                        Mark W. Jaindl,
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

August 10, 2005
---------------------------               By: /s/ Harry C. Birkhimer
Date:                                        ------------------------------
                                             Harry C. Birkhimer,
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)