Form 10QSB
period 2005-09-30
AMERICAN BANK INC
filed 2005-11-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     SEPTEMBER 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission file number
                            ------------


                           AMERICAN BANK INCORPORATED
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             PA                                          01-0593266
-------------------------------                    -----------------------
(State or other jurisdiction of                    (I.R.S. Employer ID No.)
incorporation or organization)


                  4029 W. TILGHMAN STREET, ALLENTOWN, PA 18104
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (610) 366-1800
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


                                       N/A
      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                [ ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 2005.

            7,429,409                                 $.10   /share
     ----------------------                          ---------------
     Shares of common stock                            Par Value

Transitional Small Business Disclosure Format (check one),  [ ] Yes    [X] No

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I       FINANCIAL INFORMATION
---------------------------------

Item 1            Consolidated Financial Statements
                     (Unaudited)
                  Consolidated Balance Sheets                              3
                  Consolidated Statements of Income                        4
                  Consolidated Statements of Changes in
                     Stockholders' Equity                                  5
                  Consolidated Statements of Cash Flows                    6
                  Notes to Consolidated Financial Statements               7

Item 2            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  11

Item 3             Controls and Procedures                                24

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                       26

Item 2            Unregistered Sales of Equity Securities and
                     Use of Proceeds                                      26

Item 3            Defaults Upon Senior Securities                         26

Item 4            Submission of Matters to Vote of Security Holders       26

Item 5            Other Information                                       26

Item 6            Exhibits                                                26

                  Signatures                                              27

Exhibit 31.1      Certification of Chief Executive Officer Pursuant
                     to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification of Chief Financial Officer Pursuant
                     to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to Section 906 of
                     Sarbanes-Oxley Act of 2002

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2005           2004
                                                                                   ---------      ---------
                                                                                  (Unaudited)      (Note 1)

                                     Assets
Cash and due from banks                                                            $   6,575      $   6,510
Interest bearing deposits with banks                                                   3,824            216
                                                                                   ---------      ---------
     Cash and cash equivalents                                                        10,399          6,726

Investment securities available for sale at fair value                               197,260        220,911
Investment securities held to maturity,,fair value of $13,418 and $13,886             12,831         13,480
Loans, net of allowance for loan losses of $3,253 and $2,768                         287,722        242,348
Restricted investment in correspondent bank stock                                      6,155          6,887
Bank owned life insurance                                                              8,788          8,527
Premises and equipment, net                                                            1,273          1,462
Accrued interest receivable                                                            2,464          2,122
Other assets                                                                           1,607            973
                                                                                   ---------      ---------
          Total assets                                                             $ 528,499      $ 503,436

                      Liabilities and Stockholders' Equity
                                   Liabilities
Deposits
     Non-interest bearing deposits                                                 $  19,564      $  16,808
     Interest bearing deposits                                                       351,859        328,924
                                                                                   ---------      ---------
          Total deposits                                                             371,423        345,732

Securities sold under agreements to repurchase                                         9,613          6,991
Long-term debt                                                                        90,875         96,095
Junior subordinated debentures                                                        10,187         10,187
Accrued interest payable                                                                 735            646
Other liabilities                                                                      1,109          1,875
                                                                                   ---------      ---------
          Total liabilities
                                                                                     483,942        461,526
                                                                                   ---------      ---------
Stockholders' Equity
  Preferred stock, par value $0.10 per share: authorized 5,000,000 shares;
     issued and outstanding  -0- shares                                                   --             --
  Common stock, par value $0.10 per share: authorized 15,000,000 shares;
     issued 7,551,249 shares in 2005 and 7,223,102 in 2004; outstanding
     7,429,409 shares in 2005 and 7,207,202 in 2004                                      755            722
Additional paid-in capital                                                            35,157         32,720
Unallocated ESOP shares, 28,400 shares in 2005, 15,900 in 2004, at cost                 (229)          (118)
Allocated undistributed SERP shares, 12,713 shares in 2005, -0- in 2004, at cost        (109)            --
Retained earnings                                                                      9,073          7,336
Accumulated other comprehensive income                                                   624          1,250
Treasury stock, 80,727 shares in 2005, -0- in 2004, at cost                             (714)            --
                                                                                   ---------      ---------
          Total stockholders' equity                                                  44,557         41,910
                                                                                   ---------      ---------
          Total liabilities and stockholders' equity                               $ 528,499      $ 503,436
                                                                                   =========      =========

See notes to financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (unaudited)

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              --------------------   --------------------
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                2005        2004       2005        2004
                                                              --------    --------   --------    --------
Interest Income
   Loans receivable, including fees                           $  4,168    $  3,238   $ 11,785    $  9,346
   Investment securities                                         1,894       1,850      6,033       5,898
    Other                                                           10          --         31          --
                                                              --------    --------   --------    --------
     Total interest income                                       6,072       5,088     17,849      15,245
                                                              --------    --------   --------    --------

Interest Expense
   Deposits                                                      2,397       1,606      6,381       4,799
   Short-term debt                                                  25          17        100          41
   Long-term debt                                                1,084       1,108      3,259       3,302
   Junior subordinated debentures                                  152         153        458         459
                                                              --------    --------   --------    --------

     Total interest expense                                      3,658       2,884     10,198       8,601
                                                              --------    --------   --------    --------

       Net interest income                                       2,414       2,204      7,651       6,644

Provision for loan losses                                          181          91        485         275
                                                              --------    --------   --------    --------

       Net interest income after provision for loan losses       2,233       2,113      7,166       6,369
                                                              --------    --------   --------    --------

Non-interest Income
   Service charges on deposit accounts                              54          57        156         152
   Net realized gains on sale of residential mortgage loans         58          26        103          92
   Net realized gains (losses) on sale of securities              (137)         --       (129)        152
   Earnings from bank owned life insurance                          87          75        261         225
   Other income                                                    253          57        506         169
                                                              --------    --------   --------    --------
     Total non-interest income                                     315         215        897         790
                                                              --------    --------   --------    --------
Non-interest Expense
   Salaries and employee benefits                                  654         559      1,919       1,672
   Occupancy and equipment                                         218         210        623         628
   Professional fees                                                54          43        183         233
   Marketing and business development                              100          73        171         132
   Product management                                              113          90        330         276
   Data processing                                                 162         159        486         491
   Other operating                                                 215         169        725         615
                                                              --------    --------   --------    --------
     Total non-interest expense                                  1,516       1,303      4,437       4,047
                                                              --------    --------   --------    --------

Income before provision for income taxes                         1,032       1,025      3,626       3,112
Provision for income taxes                                         304         320      1,094         954
                                                              --------    --------   --------    --------
       Net income                                             $    728    $    705   $  2,532    $  2,158
                                                              ========    ========   ========    ========

Earnings per share:
   Basic                                                      $   0.10    $   0.10   $   0.34    $   0.30
                                                              ========    ========   ========    ========
   Diluted                                                    $   0.10    $   0.10   $   0.33    $   0.30
                                                              ========    ========   ========    ========
Cash dividends declared per share                             $     --    $     --   $   0.11    $   0.10
                                                              ========    ========   ========    ========

See notes to financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Dollars In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                      ACCUMULATED
                                       SHARES OF                                        TREASURY,       OTHER
                                        COMMON                                          ESOP AND    COMPREHENSIVE
                                        STOCK       COMMON      PAID-IN    RETAINED       SERP          INCOME
                                        ISSUED      STOCK       CAPITAL    EARNINGS      SHARES         (LOSS)        TOTAL
                                       ---------    ------      --------    -------    ---------      ----------      --------
Balances, December 31, 2004            7,223,102    $  722      $ 32,720   $  7,336      $  (118)     $    1,250      $ 41,910

Comprehensive income for the
   nine months ended September 30,
   2005:
   Net income
                                                                              2,532                                      2,532
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes
                                                                                                            (626)         (626)
                                                                                                                      --------
Total comprehensive income                                                                                               1,906

Dividends declared                                                             (795)                                      (795)
Dividends reinvested                      80,317         8           599                                                   607
Optional purchase through DRIP           235,830        24         1,761                                                 1,785
Purchase of treasury shares
     (80,727 shares)                                                                        (714)                         (714)
Purchase of shares by SERP
     (12,713 shares)                                                                        (109)                         (109)
Purchase of shares by ESOP
     (15,500 shares)                                                                        (111)                         (111)
Exercise of stock options,
  including tax benefits                  12,000         1            77                                                    78
                                       ---------    ------      --------    -------    ---------     -----------      --------
Balances, September 30, 2005           7,551,249    $  755      $ 35,157    $ 9,073    $  (1,052)    $       624      $ 44,557
                                       =========    ======      ========    =======    =========     ===========      ========


                                        SHARES OF                                                    ACCUMULATED
                                         COMMON                                                         OTHER
                                         STOCK      COMMON      PAID-IN    RETAINED      ESOP       COMPREHENSIVE
                                         ISSUED     STOCK       CAPITAL    EARNINGS     SHARES          INCOME         TOTAL
                                       ---------    ------      --------    -------    ---------      ----------      --------
Balances, December 31, 2003            6,807,279    $  681      $  29,48    $ 4,853    $    (117)    $        57      $ 34,963

Comprehensive income for the
   nine months ended September 30,
   2004:
   Net income                                                                 2,158                                      2,158
   Change in net unrealized gain
   on investment securities
   available for sale, net of taxes                                                                        1,288         1,288
                                                                                                                      --------
Total comprehensive loss                                                                                                 3,446

Conversion of trust preferred
  securities                               1,506                      13                                                    13
Dividends reinvested                      68,163         7           557                                                   564
Dividends declared                                                             (684)                                      (684)
Optional purchase through DRIP           259,654        26         2,121                                                 2,147
Exercise of stock options,
  including tax benefits                  86,500         8           490                                                   498
                                       ---------    ------      --------    -------    ---------     -----------      --------
Balances, September 30, 2004           7,223,102    $  722      $ 32,670    $ 6,327    $    (117)    $     1,345      $ 40,947
                                       =========    ======      ========    =======    =========     ===========      ========



See notes to financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                  2005          2004
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $   2,532      $   2,158
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                  485            275
          Depreciation and amortization                                              352            455
          Deferred income tax (benefit) expense                                      323           (786)
          Income tax benefit on stock options exercised                               22            125
          Proceeds from sale of residential mortgage loans held for sale          10,547          8,745
          Net realized gain on sale of loans                                        (103)           (92)
          Origination of residential mortgage loans held for sale                (10,444)        (8,653)
          Net amortization of securities premiums and discounts                    1,121          1,491
          Net realized (gains) losses on sales of securities                         129           (152)
          Earnings from bank owned life insurance                                   (261)          (225)
          Increase in accrued interest receivable                                   (342)           (68)
          Increase in other assets                                                  (656)           (24)
          Increase (decrease) in accrued interest payable                             89            (11)
          Increase (decrease) in other liabilities                                  (766)         1,492
                                                                               ---------      ---------
               Net cash provided by operating activities                           3,028          4,730
                                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                              (57,891)      (109,591)
          Maturities and principal repayments                                     44,884         98,081
          Sales                                                                   34,470          9,146
      Securities held to maturity:
          Purchases                                                              (10,144)        (1,407)
          Maturities and principal repayments                                     10,782          2,756
          Net increase in loans receivable                                       (45,859)       (29,911)
          Purchase of premises and equipment                                        (163)          (205)
          (Purchase) redemption of restricted investment in bank stock               732           (269)
                                                                               ---------      ---------
                Net cash used in investing activities                            (23,189)       (31,400)
                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand and savings deposits                                  1,038         18,605
      Net increase in time deposits                                               24,653          5,074
      Net increase in securities sold under agreements to repurchase               2,622          1,717
      Repayments on long-term debt                                                (5,220)          (195)
      Conversion of trust preferred securities                                        --            (13)
      Cash dividends paid                                                           (795)          (684)
      Acquisition of treasury, ESOP and SERP shares                                 (934)            --
      Issuance of common stock                                                     2,470          3,222
                                                                               ---------      ---------
                Net cash provided by financing activities                         23,834         27,726
                                                                               ---------      ---------
                Increase in cash and cash equivalents                              3,673          1,056
Cash and cash equivalents at beginning of year                                     6,726          4,860
                                                                               ---------      ---------
Cash and cash equivalents at end of period                                     $  10,399      $   5,916
                                                                               =========      =========

Supplementary disclosures:
     Interest paid on deposits and borrowings                                  $  10,109      $   8,612
                                                                               =========      =========
     Income taxes paid                                                         $   1,597      $     717
                                                                               =========      =========


See notes to financial statements.
--------------------------------------------------------------------------------

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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $4.3 million of standby letters of credit outstanding as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

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

                                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                   -----------------------       -----------------------
                                                                     2005           2004           2005           2004
                                                                   --------       --------       --------       --------
                                                                         (In Thousands, Except Per Share Data)
         Numerator-basic earnings per share, net income            $    728       $    705       $  2,532       $  2,158
           Interest paid on junior subordinated debentures,
             net of tax effect                                          101            101            303            303
                                                                   --------       --------       --------       --------
         Numerator-diluted earnings per share                      $    829       $    806       $  2,835       $  2,461
                                                                   ========       ========       ========       ========
         Denominator:
            Average basic shares outstanding                          7,431          7,207          7,419          7,103
            Average dilutive option effect                               42             44             41             51
            Average dilutive junior subordinated debenture
              effect                                                  1,199          1,19           1,199          1,199
                                                                   --------       --------       --------       --------
            Average diluted shares outstanding                        8,672          8,449          8,659          8,353
                                                                   --------       --------       --------       --------
         Earnings per common share:
            Basic                                                  $   0.10       $   0.10       $   0.34       $   0.30
                                                                   ========       ========       ========       ========
            Diluted                                                $   0.10       $   0.10       $   0.33       $   0.30
                                                                   ========       ========       ========       ========

 4.      Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows:


                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   -----------------------       -----------------------
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     2005           2004           2005           2004
                                                                   --------       --------       --------       --------
                                                                                      (In Thousands)
            Net income                                             $    728       $    705       $  2,532       $  2,158

            Other comprehensive income (loss):
                Unrealized holding gains (losses) on
                    available for sale securities                      (130)         4,274         (1,078)         2,103
         Reclassification adjustment for losses (gains)
                    realized in net income                              137             --            129           (152)
                                                                   --------       --------       --------       --------
             Other comprehensive income (loss) before
                    taxes                                                 7          4,274           (949)         1,951

             Income tax (expense) benefit related to other
                    comprehensive loss                                   (2)        (1,453)           323           (663)
                                                                   --------       --------       --------       --------

            Other comprehensive income (loss)                             5          2,821           (626)         1,288
                                                                   --------       --------       --------       --------
                     Total comprehensive income                    $    733       $  3,526       $  1,906       $  3,446
                                                                   ========       ========       ========       ========

--------------------------------------------------------------------------------

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

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.


                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        -----------------------         --------------------
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          2005           2004             2005        2004
                                                                        --------       --------         --------    --------
                                                                                (In Thousands, Except Per Share Data)
        Net income, as reported                                         $    728       $    705         $  2,532    $  2,158
        Deduct: total stock based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                         (5)            (6)             (18)        (34)
                                                                        --------       --------         --------    --------
        Pro forma net income                                            $    723       $    699         $  2,514    $  2,124
                                                                        ========       ========         ========    ========

        Earnings per share:
           As reported:
             Basic                                                      $   0.10       $   0.10         $   0.34    $   0.30
             Diluted                                                        0.10           0.10             0.33        0.30
           Pro forma:
             Basic                                                          0.10           0.10             0.34        0.30
             Diluted                                                        0.10           0.10             0.33        0.29

--------------------------------------------------------------------------------
6.       Dividend Reinvestment and Stock Purchase Plan

         In January 2004, the Company established a dividend reinvestment and stock purchase plan to provide the stockholders of the Company with a convenient and economic method of investing cash dividends and optional cash payments in additional shares of common stock of the Company. The Company registered 2,127,275 shares of its common stock for sale under the plan.

7.       Senior Executive Retirement Plan

         In January 2003 the Company established a Senior Executive Retirement Plan ("SERP") as a means to attract and retain talented management. The SERP is a non-contributory defined contribution plan providing for contributions at the discretion of the Board of Directors on an annual basis. Contributions to the plan vest ratably over ten years. Participants in the SERP may elect to have their plan benefits held in stock of the Company through a Trust. At September 30, 2005, the Trust holds 12,713 shares of Company common stock for the benefit of plan participants.

8.       New Accounting Standards

         In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our consolidated financial statements.

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

         Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." ("SFAS No. 123R"). SFAS No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

         On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for SFAS 123(R), "Share-Based Payment". Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

         In March 2005, the SEC issued SAB No. 107, "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption. The Company will provide disclosures required by SAB No. 107 upon adoption of SFAS No. 123(R) on January 1, 2006.

         In July 2005, the FASB issued a proposed interpretation of SFAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

         In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company's financial statements.

         In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on the Company's financial condition or results of operations.

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

         STOCK BASED COMPENSATION. The Company has a Non-Qualified Stock Option Plan for which we follow the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized in the financial statements of the Company. If compensation cost for the plan had been recognized, net income for the nine months ended September 30, 2005 would have been reduced by $18,000, from $2,532,000 to $2,514,000. Basic earnings per share would have been unchanged at $0.34 per share. Diluted earnings per share would have been unchanged at $0.33 per share.

         The Company calculates the compensation cost of the options using a Black-Scholes model to determine the fair value of the options granted. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of the Company's common stock and the expected life of the options.

         OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES. Management evaluates the individual securities in the investment portfolio for other than temporary impairment on at least a quarterly basis. The evaluation considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the current interest rate cycle and the expected direction of interest rates in the near term horizon and the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

         Securities that are determined to be other than temporarily impaired are recorded at the then current fair value and the loss is recorded in current income. Subsequent recoveries in fair value are not recorded in the carry value of the investment and gain is not recognized until the security is sold.

         In management's opinion, the unrealized losses, at September 30, 2005 and December 31, 2004, reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the intent and ability to hold these securities until marurity or market price recovery. Management believes that that the unrealized losses represent temporary impairment of these securities

The following discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of American Bank Incorporated and its results of operations.

RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

OVERVIEW

For the nine months ended September 30, 2005, the Company reported net income of $2,532,000, or $0.33 per diluted share, for an annualized return on average assets of 0.65% and an annualized return on average equity of 7.72%. This is an increase of $374,000, or 17.3%, over net income for the same nine-month period in 2004 of $2,158,000, or $0.30 per diluted share. The increase in net income was primarily the result of an increase of $17.2 million in average interest-earning assets for the nine months of 2005 over the same period in 2004 and an increase of 20 basis points in the net interest margin. Net income was negatively impacted by increases of $210,000 in the provision for loan losses, $380,000 in non-interest expenses and $140,000 in taxes on income.

For the three months ended September 30, 2005, the Company reported net income of $728,000, or $0.10 per diluted share, for an annualized return on average assets of 0.55% and an annualized return on average equity of 6.58%. This is an increase of $23,000, or 3.3%, over net income for the same three-month period in 2004 of $705,000, or $0.10 per diluted share. The increase in net income was primarily the result of an increase of $17.5 million in average interest-earning assets for the three months of 2005 over the same period in 2004 and an increase of 10 basis points in the net interest margin. Net income was positively impacted by an increase of $100,000 in non-interest income and negatively impacted by increases of $90,000 in the provision for loan losses, $213,000 in non-interest expenses and a decrease of $16,000 in taxes on income.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income increased by $1.0 million, or 15.2%, to $7.6 million for the nine months ended September 30, 2005, compared to $6.6 million for the same period in 2004. Average interest-earning assets grew to $496.8 million for the nine months ended September 30, 2005, an increase of $17.2 million, or 3.6%, as compared to the average of $479.6 million for the nine months ended September 30, 2004. Average interest-bearing liabilities grew to $452.1 million for the nine months ended September 30, 2005, an increase of $12.5 million, or 2.8%, compared to the average of $439.6 million for the nine months ended September 30, 2004. The yield on average interest-earning assets was 4.88% for the nine months ended September 30, 2005, an increase of 64 basis points from the yield of 4.24% for the nine months ended September 30, 2004. The cost of funds was 3.01% for the nine months ended September 30, 2005, an increase of 40 basis points from the cost of 2.61% for the nine months ended September 30, 2004. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.05% for the nine months ended September 30, 2005, as compared to 1.85% for the same period in 2004, an increase of 20 basis points. The increase in the net interest margin resulted from an increasing interest rate environment and a change in the mix of assets. At September 30, 2005, net loans were 54.4% of total assets compared to 48.1% of total assets at September 30, 2004. At September 30, 2005, investment securities were 39.8% of total assets compared to 46.6% of total assets at September 30, 2004. Loans generally have higher interest rates than investment securities, so increasing the weighting of loans to total assets generally increases the weighted average return on earning assets. However, this was partially offset by the increase in the cost of funds, discussed above.

Net interest income increased by $210,000, or 9.5%, to $2.4 million for the three months ended September 30, 2005, compared to $2.2 million for the same period in 2004. Average interest-earning assets grew to $495.0 million for the three months ended September 30, 2005, an increase of $17.4 million, or 3.6%, as compared to the average of $477.6 million for the three months ended September 30, 2004. Average interest-bearing liabilities grew to $452.1 million for the three months ended September 30, 2005, an increase of $13.1 million, or 3.0%, compared to the average of $439.0 million for the three months ended September 30, 2004. The yield on average interest-earning assets was 4.91% for the three months ended September 30, 2005, an increase of 65 basis points from the yield of 4.26% for the three months ended September 30, 2004. The cost of funds was 3.24% for the three months ended September 30, 2005, an increase of 61 basis points from the cost of 2.63% for the three months ended September 30, 2004. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.95% for the three months ended September 30, 2005, as compared to 1.85% for the same period in 2004, an increase of 10 basis points. The increase in the net interest margin resulted from an increasing interest rate environment and a change in the mix of assets as described in the results for the nine-month period.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004 are presented on a comparative basis in the following table:


                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------------------
                                                                2005                                        2004
                                                ------------------------------------         ---------------------------------
                                                                 INTEREST                                 INTEREST
                                                 AVERAGE         INCOME /     AVERAGE         AVERAGE      INCOME /    AVERAGE
                                                 BALANCES        EXPENSE       RATES          BALANCES     EXPENSE      RATES
                                                ----------      ---------     ------         ----------   ----------    ------
                                                                             (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                     $    1,724      $      31       2.40%        $      235   $        1      0.57%
   Loans, net                                      261,952         11,785       6.17            214,246        9,346      5.82
   Investment securities                           108,300          3,195       3.93             76,935        2,078      3.60
   Mortgage backed securities                      118,256          2,669       3.01            181,127        3,708      2.73
   Restricted investments in
       correspondent bank stock                      6,610            169       3.41              7,105          112      2.10
                                                ----------      ---------     ------         ----------   ----------    ------
          Total interest-earnings assets           496,842         17,849       4.88            479,648       15,245      4.24
                                                ----------      ---------     ------         ----------   ----------    ------

Interest-bearing liabilities
   Checking                                         95,956          1,240       1.72            102,951          946      1.23
   Savings                                         101,967          1,490       1.95            103,903        1,041      1.34
   Certificates of deposit                         139,322          3,651       3.49            119,310        2,812      3.14
   Borrowings                                      114,901          3,817       4.43            113,433        3,802      4.47
                                                ----------      ---------     ------         ----------   ----------    ------

          Total interest-bearing liabilities       452,146         10,198       3.01            439,597        8,601      2.61
                                                ----------      ---------     ------         ----------   ----------    ------

Net earning assets                              $   44,696                                   $   40,051
                                                ==========                                   ==========
Net interest income                                             $   7,651                                 $    6,644
                                                                =========                                 ==========
Net interest spread                                                             1.87%                                     1.63%
                                                                              ======                                    ======
Net interest margin                                                             2.05%                                     1.85%
                                                                              ======                                    ======
Ratio of interest-earning assets to
    Interest-bearing liabilities                     109.9%                                       109.1%
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

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  2005 VS. 2004
                                                    -----------------------------------------
                                                   INCREASE/(DECREASE) DUE TO         TOTAL
                                                    ------------------------         INCREASE/
                                                     VOLUME            RATE          DECREASE
                                                    -------          -------          -------
                                                                       (In Thousands)
             Interest-earning assets:
             Interest-earning bank balances and
                 securities purchased under
                 agreements to resell               $    20         $    10          $    30
             Loans, net                               1,947              492            2,439
             Investment securities                      893              224            1,117
             Mortgage backed securities              (1,353)             314           (1,039)
             Restricted investment in
                correspondent bank stock                (11)              68               57
                                                    -------          -------          -------
             Total interest-earning assets            1,496            1,108            2,604
                                                    -------          -------          -------
             Interest-bearing liabilities:
             Checking                                   (75)             369              294
             Savings                                    (22)             471              449
             Certificates of deposit                    498              341              839
             Borrowings                                  49              (34)              15
                                                    -------          -------          -------
             Total interest-bearing liabilities         450            1,147            1,597
                                                    -------          -------          -------
             Net interest income                    $ 1,046          $   (39)         $ 1,007
                                                    =======          =======          =======


PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses, which is the estimated amount necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $485,000 for the nine months ended September 30, 2005 compared to $275,000 for the nine months ended September 30, 2004.

We had no charge-offs and no recoveries during the nine months ended September 30, 2005. During the nine months months ended September 30, 2004 we had no charge-offs and one recovery in the amount of $2,000.

The Bank recorded a provision of $181,000 for the three months ended September 30, 2005 compared to $91,000 for the three months ended September 30, 2004.

We had no charge-offs and no recoveries during the three months ended September 30, 2005. We had no charge-offs and no recoveries during the three months ended September 30, 2004

NON-INTEREST INCOME

Total non-interest income for nine months ended September 30, 2005 was $897,000, an increase of $107,000, or 13.5%, compared to $790,000 for the nine months ended September 30, 2004. Service charges on deposit accounts increased $4,000 to $156,000 in the 2005 period compared to $152,000 in the 2004 period, as a result of an increase in the number of deposit accounts. Gains on sale of loans for the nine months ended September 30, 2005, were $103,000, an increase of $11,000, or 12.0%, compared to $92,000 for the nine months ended September 30, 2004. The Company sells a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. The Company incurred a loss on sale of securities for the nine months ended September 30, 2005 of $129,000, compared to a gain of $152,000 for the nine months ended September 30, 2004. This resulted from management restructuring segments of the investment portfolio, specifically a mutual fund investment and an investment in common stock, as part of its efforts to alleviate interest rate risk and credit risk. Earnings from bank owned life insurance were $261,000 in the current nine-month period, an increase of $36,000, or 16.0%, compared to $225,000 during the nine-month period in 2004. The increase results from the earnings crediting rate being higher in 2005 than it was in 2004 and a greater amount of insurance coverage during 2005 than 2004. Other non-interest income amounted to $506,000 for the nine months ended September 30, 2005, an increase of $337,000 or 199.4%, from the $169,000 recorded for the nine months ended September 30, 2004. This increase is primarily from fees generated subsequent to the pay-off of an equipment loan whereby the Bank is continuing to generate fee income after the loan has been paid off. This income will cease to be realized during the fourth quarter of 2005.

Total non-interest income for the three months ended September 30, 2005 was $315,000, an increase of $100,000, or 46.5%, compared to $215,000 for the three months ended September 30, 2004. Service charges on deposit accounts decreased $3,000 to $54,000 in the 2005 period compared to $57,000 in the 2004 period the result of a decrease in non-sufficient funds charges on transaction based accounts. Gains on sale of loans for the three months ended September 30, 2005, were $58,000, an increase of $32,000, or 123.1%, compared to $26,000 for the three months ended September 30, 2004. The Company sells a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Loss on sale of securities for the three months ended September 30, 2005 was $137,000, compared to no gains or losses for the three months ended September 30, 2004. This resulted from management restructuring segments of the investment portfolio to alleviate interest rate risk. Earnings from bank owned life insurance amounted to $87,000 in the current three-month period compared to $75,000 for the same three-month period during 2004, due to higher crediting rates in the current quarter resulting from the increasing interest rate environment. Other non-interest income amounted to $253,000 for the three months ended September 30, 2005, an increase of $196,000, or 343.9%, from the $57,000 recorded for the three months ended September 30, 2004. This increase is primarily from fees generated subsequent to the pay-off of an equipment loan whereby the Bank is continuing to generate fee income after the loan has been paid off. This income will cease to be realized during the fourth quarter of 2005.

NON-INTEREST EXPENSE

Total non-interest expense for the nine-months ended September 30, 2005 increased $380,000, or 9.4%, to $4.4 million from $4.1 million for the nine months ended September 30, 2004. Salaries and benefits for 2005 period totaled $1.9 million, an increase of $247,000, or 14.8%, compared to the same nine months in 2004, due in part to merit pay increases, higher benefit costs, three additional employees and a greater amount of salaries and benefits being recognized in current operations due to a slow down in the number of loans generated. Occupancy and equipment expense decreased $5,000, or 0.8%, from the same nine-month period in 2004, due to decreases in equipment and maintenance costs. Professional fees decreased by $50,000, or 21.5%, to $183,000, for the nine months ended September 30, 2005, compared to $233,000 for the nine months ended September 30, 2004. The nine-month period in 2004 reflects legal, accounting and other fees associated with the Dividend Reinvestment and Stock Purchase Plan initiated in 2004 and for legal fees associated with certain trademark filings and fictitious name registrations. Marketing and business development expense increased $39,000, to $171,000, for the current nine months due to an increase in advertising and costs associated with a `customer appreciation day' program. Product management costs increased $54,000, or 19.6%, the result of costs associated with an awards program linked to the Company's credit card product and an increase in the cost of our internet bill payment services offered to checking account customers. Data processing expense decreased $5,000 in the 2005 period compared to the same period in 2004. Other operating expense increased $110,000 to $725,000 for the nine months ended September 30, 2005, from $615,000 for the nine months ended September 30, 2004, due to increases in the Pennsylvania Bank Shares tax, Directors fees, postage and supply expense.

Total non-interest expense for the three months ended September 30, 2005 increased $213,000, or 16.3%, to $1,516,000 from $1,303,000 for the three months ended September 30, 2004. Salaries and benefits for the 2005 period totaled $654,000, an increase of $95,000, or 17.0%, compared to the same three months in 2004, due primarily to merit pay increases, higher benefit costs, three additional employees and a greater amount of salaries and benefits being recognized in current operations due to a slow down in the number of loans generated. Occupancy and equipment expense increased $8,000. Professional fees increased by $11,000, or 25.6%, to $54,000, for the three months ended September 30, 2005, compared to $43,000 for the three months ended September 30, 2004, due to legal and other professional fees associated with regulatory compliance. Marketing and business development expense increased $27,000 to $100,000 for the current three months resulting from the Company's participation in the Pennsylvania Education Tax Credit Program. In 2005, the contribution to this program was made during the third quarter, whereas, in 2004, the contribution was made in the fourth quarter. The corresponding credit against the Bank Shares Tax is also reflected in this quarter in 2005, but in the fourth quarter in 2004. Product management expense increased $23,000 in the 2005 period compared to the 2004 period, the result of costs associated with an awards program linked to the Company's credit card product and an increase in the cost of our internet bill payment services offered to checking account customers. Data processing charges increased $3,000, or 1.9%, to $162,000 for the three months ended September 30, 2005, compared to $159,000 for the three months ended September 30, 2004. Other operating expense increased $46,000, or 27.2%, to $215,000 in the quarter ended September 30, 2005, from $169,000 for the quarter ended September 30, 2004 due to increases in the Pennsylvaina Bank Shares tax expense (which was partially off set by a credit from the Pennsylvania Education Tax Credit Program), Directors fees and postage and supply expense.

INCOME TAX EXPENSE

Income tax expense for nine months ended September 30, 2005 amounted to $1,094,000, an increase of $140,000 from the $954,000 incurred for the nine months ended September 30, 2004, due primarily to the increase in pre-tax income. Our effective tax rate for the nine months ended September 30, 2005 was 30.2%, compared to 30.7% for the nine months ended September 30, 2004.

Income tax expense for three months ended September 30, 2005 amounted to $304,000, a decrease of $16,000 from the $320,000 incurred for the three months ended September 30, 2004, due primarily to an increase of tax preference income in the current quarter. Our effective tax rate for the three months ended September 30, 2005 was 29.5%, compared to 31.2% for the three months ended September 30, 2004.

FINANCIAL CONDITION

OVERVIEW

Total assets increased to $528.5 million at September 30, 2005, from $503.4 million at December 31, 2004, an increase of $25.1 million, or 5.0%. Investment securities decreased by $24.3 million, or 10.4%, to $210.1 million at September 30, 2005, compared to $234.4 million at December 31, 2004. Net loans outstanding increased by $45.4 million, or 18.7%, to $287.7 million at September 30, 2005, compared to $242.3 million at December 31, 2004. Cash and overnight investments increased by $3.7 million, or 55.2%, to $10.4 million at September 30, 2005 from $6.7 million at December 31, 2004.

The growth in assets was funded by an increase in deposits of $25.7 million and an increase in securities sold under agreements to repurchase of $2.6 million.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at September 30, 2005 were $287.7 million, an increase of $45.4 million, or 18.7%, compared to the December 31, 2004 balance of $242.3 million. Loans receivable, net, represented 54.4% of total assets at September 30, 2005, compared to 48.1% of total assets at December 31, 2004. The increase in commercial real estate loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. An increase in the balance of residential mortgage loans resulted from the Bank purchasing adjustable rate mortgage loans from mortgage brokers.

The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 2005, compared to December 31, 2004:

                                                 AT SEPTEMBER 30, 2005           AT DECEMBER 31, 2004
                                               ------------------------         ---------------------
                                                 AMOUNT          PERCENT          AMOUNT       PERCENT
                                               ---------         -------        ----------     -------
                                                                      (Dollars In Thousands)
         Real Estate Loans:
         ------------------
         Commercial  (1)                       $ 127,234           43.8%        $  108,702       44.4%
         Residential (2)                          85,469           29.4             72,840       29.8
                                               ---------         ------         ----------     ------
            Total real estate loans              212,703           73.2            181,542       74.2
                                               ---------         ------         ----------     ------
         Other Loans:
         ------------
         Consumer loans                           17,900            6.2             18,804        7.7
         Commercial                               59,726           20.6             44,254       18.1
                                               ---------         ------         ----------     ------
            Total other loans                     77,626           26.8             63,058       25.8
                                               ---------         ------         ----------     ------
         Total loans receivable                  290,329          100.0%           244,600      100.0%
                                               ---------         ======         ----------     ======
         Deferred costs                              646                               516
         Allowance for loan losses                (3,253)                           (2,768)
                                               ---------                        ----------
            Total loans receivable, net        $ 287,722                        $  242,348
                                               =========                        ==========

------------
(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one-to-four family real estate loans and residential construction loans.

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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of September 30, 2005 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At September 30, 2005 and December 31, 2004, we had an allowance for loan losses of approximately $3,253,000 and $2,768,000, respectively. Management believes that the allowance for loan losses at September 30, 2005 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2005:


                                                                    PERCENT OF
                                                                     LOANS IN
                                                    LOAN               EACH
                                  AMOUNT OF        AMOUNTS          CATEGORY TO
                                  ALLOWANCE      BY CATEGORY        TOTAL LOANS
                                  ---------       ---------         -----------
                                          (Dollars In Thousands)

      Commercial                   $    799       $  59,726               20.6%
      Commercial mortgage             1,701         127,234               43.8
      Residential mortgage              427          85,469               29.4
      Consumer                          139          17,900                6.2
      Unallocated                       187              --                 --
                                  ---------       ---------         ----------
           Total                  $   3,253       $ 290,329              100.0%
                                  =========       =========         ==========

The following table summarizes the allocation of the allowance for loan losses at December 31, 2004:

                                                                      PERCENT OF
                                                                      LOANS IN
                                                         LOAN           EACH
                                       AMOUNT OF        AMOUNTS      CATEGORY TO
                                       ALLOWANCE      BY CATEGORY    TOTAL LOANS
                                        -------       ---------      ----------
                                                (Dollars in Thousands)

      Commercial                         $  600       $  44,254            18.1%
      Commercial mortgage                 1,474         108,702            44.4
      Residential mortgage                  363          72,840            29.8
      Consumer                              161          18,804             7.7
      Unallocated                           170              --              --
                                        -------       ---------       ---------
               Total                    $ 2,768       $ 244,600           100.0%
                                        =======       =========       =========

The following table summarizes the transactions in the allowance for loan losses for the nine months ended September 30, 2005 and 2004:


                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2005        2004
                                                         -------     --------
                                                         (Dollars In Thousands)
     Balance at beginning of period                      $ 2,768     $  2,412
     Provision for loan losses                               485          275
     Recoveries                                               --            2
     Charge-offs                                              --           --
                                                         -------     --------
     Balance at end of period                            $ 3,253     $  2,689
                                                         =======     ========

     Percent of net recoveries to average total loans        n/a         0.01%

     Percent of allowance to non-performing loans        8,132.5%     1,680.8%

INVESTMENT SECURITIES

Total investment securities decreased by $24.3 million, or 10.4%, to $210.1 million at September 30, 2005 from $234.4 million at December 31, 2004. Investment securities classified as available for sale decreased by $23.6 million, or 10.7%, to $197.3 million, while investment securities classified as held to maturity decreased by $649,000, or 4.8%, to $12.8 million.

The following table presents the book values and the fair values at September 30, 2005 and December 31, 2004, respectively, for each major category of the Company's investment portfolio:

                                                                        AT SEPTEMBER 30, 2005
                                                 -------------------------------------------------------------------
                                                                       GROSS              GROSS
                                                                     UNREALIZED         UNREALIZED
                                                AMORTIZED COST         GAINS              LOSSES         FAIR VALUE
                                                 ----------          ----------         ---------        ----------
                                                                            (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies             $   43,447          $       --         $    (642)       $   42,805
            Mortgage backed securities               98,451                 334              (581)           98,204
            Mutual funds                             15,324                  --                --            15,324
            U.S. Government agency
                preferred stock                       2,505                  --              (410)            2,095
            Common stock                              9,512               2,343               (64)           11,791
            Trust preferred obligations              27,076                 179              (214)           27,041
                                                 ----------          ----------         ---------        ----------
              Total                              $  196,315          $    2,856         $  (1,911)       $  197,260
                                                 ==========          ==========         =========        ==========

         Held to maturity:
         -----------------
            Trust preferred obligations          $   10,429          $      580         $      (8)       $   11,001
            Mortgage backed securities                1,852                  23                --             1,875
            Other                                       550                  --                (8)              542
                                                 ----------          ----------         ---------        ----------
              Total                              $   12,831          $      603         $     (16)       $   13,418
                                                 ==========          ==========         =========        ==========


                                                                               AT DECEMBER 31, 2004
                                                 -------------------------------------------------------------------
                                                                       GROSS              GROSS
                                                                     UNREALIZED         UNREALIZED
                                                AMORTIZED COST         GAINS              LOSSES         FAIR VALUE
                                                 ----------          ----------         ---------        ----------
                                                                            (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies             $   27,750          $        1         $    (131)       $   27,620
            Mortgage backed securities              132,727                 560              (524)          132,763
            Mutual funds                             19,254                  --               (86)           19,168
            U.S. Government agency
                preferred stock                       2,505                  --              (522)            1,983
            Common stock                              9,114               2,402               (55)           11,461
            Trust preferred obligations              27,667                 368              (119)           27,916
                                                 ----------          ----------         ---------        ----------
               Total                             $  219,017          $    3,331         $  (1,437)       $  220,911
                                                 ==========          ==========         =========        ==========

         Held to maturity:
         -----------------
            Trust preferred obligations          $   10,683          $      361         $      (5)       $   11,039
            Mortgage backed securities                2,446                  50                --             2,496
            Other                                       351                  --                --               351
                                                 ----------          ----------         ---------        ----------

              Total                              $   13,480          $      411         $      (5)       $   13,886
                                                 ==========          ==========         =========        ==========


DEPOSITS

Total deposits increased by $25.7 million, or 7.4%, to $371.4 million at September 30, 2005 from the December 31, 2004 balance of $345.7 million. Demand deposits increased $2.8 million, or 16.7%, to $19.6 million at September 30 2005, from $16.8 million at December 31, 2004. Interest-bearing checking accounts decreased $10.8 million, or 10.2%, to $94.9 million, compared to $105.7 million at December 31, 2004. Savings accounts, including money market accounts, increased $9.0 million, or 9.3%, to $105.6 million from the balance of $96.6 million at December 31, 2004. Total certificates of deposit increased by $24.7 million, or 19.5%, to $151.4 million from the December 31, 2004 balance of $126.7 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.


                                                                 SEPTEMBER 30, 2005                   DECEMBER 31, 2004
                                                        ----------------------------------      -----------------------------
                                                          AMOUNT      PERCENT       RATE         AMOUNT    PERCENT     RATE
                                                        ----------   --------     --------      --------   -------   --------
                                                                                 (Dollars In Thousands)
       Demand, non-interest-bearing                     $   19,564        5.3%          --%     $ 16,808       4.9%        --%
       Demand, interest-bearing                             94,871       25.5         1.73       105,653      30.6       1.26
       Savings, including money market accounts            105,634       28.4         1.94        96,570      27.9       1.36
       Certificates of deposit                             151,354       40.8         3.57       126,701      36.6       3.15
                                                        ----------   --------     --------      --------   -------   --------
       Total deposits                                   $  371,423      100.0%        2.42%     $345,732     100.0%      1.89%
                                                        ==========   ========     ========      ========   =======   ========


BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase and short- and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB").

Securities sold under agreements to repurchase totaled $9.6 million at September 30, 2005, an increase of $2.6 million, or 37.4%, from the total of $7.0 million at December 31, 2004. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of September 30, 2005, the amount of advances outstanding from the FHLB was $90.9 million, a decrease of $5.2 million, or 5.4%, compared to the $96.1 million outstanding at December 31, 2004. The decrease resulted from the repayment of a convertible advance in the amount of $5.0 million that the FHLB elected to convert to a variable rate and contractual amortization of principal on fixed rate amortizing advances.

At September 30, 2005, long-term advances consisted of a $375,000 fixed-rate advance, with a rate of 5.24% that amortizes on a monthly basis and fully amortizes by September 2008. These advances had an unpaid balance of $595,000 at December 31, 2004. The remaining $90.5 million of advances at September 30, 2005 consisted of convertible advances that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 16 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.57%. As of September 30, 2005, the FHLB had elected to convert one of these advances to a variable rate, which the Bank elected to repay without penalty.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of September 30, 2005 the Bank's maximum borrowing capacity was $254.7 million.

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

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2005 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 2005 was $44.6 million, an increase of $2.7 million, or 6.4%, from the December 31, 2004 balance of $41.9 million. The increase results from net income of $2,532,000, proceeds from the Dividend Reinvestment and Stock Purchase Plan of $1.6 million (net of cash dividends paid), proceeds from the exercise of stock options of $78,000 (including tax benefits), a decrease in other comprehensive income of $626,000 (net of taxes), the purchase of shares held by the ESOP of $111,000, the purchase of shares held by the SERP of $109,000 and the purchase of treasury shares of $714,000.

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

At September 30, 2005 and December 31, 2004, we had no loans that were delinquent more than 30 days and still accruing interest. At September 30, 2005, we had two loans with an unpaid balance of $41,000 that were classified as non-performing and in the process of foreclosure. The borrower of these loans has filed for protection under the United States Bankruptcy Code and the resolution of these loans is pending the outcome of that filing. At December 31, 2004, we had three loans with an unpaid balance of $201,000 that were classified as non-performing and in the process of foreclosure. At that date, two of the loans were the loans noted above with an unpaid balance of $41,000 that are still in the process of foreclosure. The remaining loan, in the amount of $160,000, which was secured by a single family residential property, was paid in full, including interest and late charges, during the nine-month period.


During the nine-month periods ended September 30, 2005 and 2004 we did not charge off any loans.

During the nine months ended September 30, 2005 we had no recoveries of charged-off loans and during the nine months ended Sepember 30, 2004 we recovered $2,000 of a loan that was previously charged-off.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At September 30, 2005 we had seven loans totaling $2,570,000 classified as Special Mention, no loans classified as substandard, no loans classified as doubtful and two loans with a carrying value of $41,000 classified as loss.

COMMITMENTS AND OFF-BALANCE SHEET TRANSACTIONS

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at September 30, 2005 totaled $65.4 million. This consisted of $26.7 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $34.4 million under lines of credit, including $5.3 million in home equity lines of credit and $4.3 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                                 September 30, 2005
                                     ----------------------------------------------------------------------------------
                                                    Due after        Due after
                                                   September 30,    September 30,
                                       Due by      2006 through     2008 through        Due after
                                    September 30,   September 30,   September 30,     September 30,
                                        2006           2008             2010              2010                  Total
                                     ---------       ---------       ---------          ----------            ---------
                                                                    (In Thousands)
   Time deposits                     $  59,403       $  65,797       $  26,154          $       --            $ 151,354
   Short-term debt                       9,613              --              --                  --                9,613
   Long-term debt                           56          15,246           3,073              72,500               90,875
   Junior subordinated
   debentures                               --              --              --              10,187               10,187
   Operating leases                        323             624             617                  --                1,564
                                     ---------       ---------       ---------          ----------            ---------
   Total                             $  69,395       $  81,667       $  29,844          $   82,687            $ 263,593
                                     =========       =========       =========          ==========            =========

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of September 30, 2005 and December 31, 2004, the Company's level of liquidity was in excess of the minimum established by Board policy.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company and the Bank will be able to meet their cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at September 30, 2005 and December 31, 2004. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                             REQUIRED TO BE
                                                                                   REQUIRED FOR CAPITAL        CONSIDERED
                                                           ACTUAL                   ADEQUACY PURPOSES       "WELL CAPITALIZED"
                                                   AMOUNT        PERCENTAGE       AMOUNT     PERCENTAGE   AMOUNT      PERCENTAGE
                                                 ----------      ----------     ----------   ----------   -------     ----------
                                                                     (Dollars In Thousands)
September 30, 2005:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                                   $   58,403        16.42%       $   28,451      8.00%         n/a         n/a
       Bank                                          46,660        13.48            27,700      8.00    $  34,625       10.00%

Tier 1 Capital to Risk Weighted
Assets:
       Company                                       54,120        15.22            14,226      4.00          n/a         n/a
       Bank                                          43,407        12.54            13,850      4.00       20,775        6.00

Leverage Ratio:
       Company                                       54,120        10.42            20,780      4.00          n/a         n/a
       Bank                                          43,407         8.56            20,289      4.00       25,362        5.00

December 31, 2004:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                                   $   54,133        17.50%       $   24,973      8.00%         n/a         n/a
       Bank                                          43,267        14.33            24,161      8.00    $  30,201       10.00%

Tier  1  Capital   to  Risk   Weighted
Assets:
       Company                                       50,828        16.28            12,486      4.00          n/a         n/a
       Bank                                          40,491        13.41            12,000      4.00       18,121        6.00

Leverage Ratio:
       Company                                       50,828         9.98            20,365      4.00          n/a         n/a
       Bank                                          40,491         8.14            19,895      4.00       24,869        5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of September 30, 2005, an increase of 200 basis points in rates is estimated to result in a decrease of 9.0% in net interest income, while a decrease of 200 basis points is estimated to result in a decrease of 11.2% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

                  The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ending September 30, 2005:

                                                                               Total number of            Maximum number
                                                                             shares purchased as           of shares yet
                                                                              part of a publicly          to be purchased
                                   Number of shares      Average price       announced repurchase         under the plan
                      Month           purchased          paid per share            plan (1)                     (1)
                  -------------------------------------------------------------------------------------------------------------
                  July                  12,600           $   9.17                  12,600                   294,955

                  August                   682               8.84                     682                   294,273

                  September                 --                 --                      --                   294,273
                                      --------           --------
                                        13,282           $   9.15
                                      ========           ========

                  ------------
                  (1) On March 15, 2005, the Company announced a program to repurchase up to 375,000 shares of its outstanding common stock. This program does not have an expiration date.

Item 3   -        Defaults Upon Senior Securities

                  None

Item 4   -        Submission of Matters to Vote of Security Holders

                  None

Item 5   -        Other Information

                  None

Item 6   -        Exhibits

                  Exhibit-31.1, Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 Exhibit-31.2, Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 Exhibit -32, Certification of Chief Executive Officer and Chief Financial Officer Pursuant
                        to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN BANK INCORPORATED
                                       Registrant



November 10, 2005                      By: /s/ Mark W. Jaindl
-----------------------------              -----------------------------------
Date:                                      Mark W. Jaindl
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


November 10, 2005                      By: /s/ Harry C. Birkhimer,
-----------------------------              ------------------------------------
Date:                                      Harry C. Birkhimer,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)