Form 10KSB
period 2005-12-31
AMERICAN BANK INC
filed 2006-03-31
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transaction period from __________ to __________

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

                                 (610) 366-1800
               (Registrant's Telephone Number including area code)

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

(1)  YES [X]     NO [ ]

(2)  YES [X]     NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The Registrant's revenues for the year ended December 31, 2005 were $25.8 million.

         As of March 17, 2006, there were 6,047,586 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 17, 2006 was $16.0 million.

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of Annual Report to Stockholders (Parts II and IV)

2.       Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  BUSINESS

AMERICAN BANK INCORPORATED

         American Bank Incorporated was organized in August 2001 at the direction of the Board of Directors of American Bank for the purpose of acting as the stock holding company of American Bank. American Bank Incorporated's assets consist primarily of its investment in American Bank of $42.9 million. American Bank Incorporated's principal business is overseeing and directing the business of American Bank. At December 31, 2005, American Bank Incorporated had total consolidated assets of $529.1 million, total deposits of $369.0 million and stockholders' equity of $44.3 million.

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

         LOAN PORTFOLIO COMPOSITION. The following information details the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, and allowance for losses) as of the dates indicated:

                                                               AT DECEMBER 31,
                    -----------------------------------------------------------------------------------------------------
                           2005                 2004                2003                 2002                 2001
                    ------------------   ------------------  ------------------   ------------------   ------------------
                     AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                    --------   -------   --------   -------  --------   -------   --------   -------   --------   -------
                                                              (IN THOUSANDS)
Real Estate Loans:
-----------------
Commercial(1)       $134,191    44.13%   $108,702    44.44%  $ 96,609    46.66%   $ 65,569    47.89%   $ 40,668    29.50%
Residential(2)        93,411    30.72      72,840    29.78     53,393    25.79      32,344    23.62      64,810    47.01
                    --------   ------    --------   ------   --------   ------    --------   ------    --------   ------
 Total real
  estate loans       227,602    74.85     181,542    74.22    150,002    72.45      97,913    71.51     105,478    76.51
                    --------   ------    --------   ------   --------   ------    --------   ------    --------   ------
Other Loans:
Consumer loans(3)     18,265     6.01      18,804     7.69     15,098     7.29      13,762    10.05      11,237     8.15
Commercial            58,184    19.14      44,254    18.09     41,937    20.26      25,249    18.44      21,139    15.34
                    --------   ------    --------   ------   --------   ------    --------   ------    --------   ------
 Total other
  loans               76,449    25.15      63,058    25.78     57,035    27.55      39,011    28.49      32,376    23.49
                    --------   ------    --------   ------   --------   ------    --------   ------    --------   ------
Total loans
 receivable          304,051   100.00%    244,600   100.00%   207,037   100.00%    136,924   100.00%    137,854   100.00%
                    --------   ======    --------   ======   --------   ======    --------   ======    --------   ======
Less:
----
Deferred (fees)
 and costs               736                  516                 207                 (239)                (267)
Allowance for
 loan losses          (3,393)              (2,768)             (2,412)              (1,759)              (1,998)
                    --------             --------            --------             --------             --------
 Total loans
  receivable,
  net               $301,394             $242,348            $204,832             $134,926             $135,589
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

         LOAN APPROVALS. Loan approvals are made in accordance with a policy that includes delegated authorities approved by the Board of Directors. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Generally, loans of $1,000,000 or less may be approved by one or more authorized senior officers, as provided by policy. Loans over $1,000,000 require approval by the Loan Committee or by the Board of Directors.

         COMMERCIAL REAL ESTATE LOANS. American Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2005, $134.2 million, or 44.13% of American Bank's total loan portfolio consisted of loans secured by commercial real estate properties, which include multi-family residential real estate loans, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty years. At December 31, 2005, the largest such loan had a balance of $5.0 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

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

         MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. American Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At December 31, 2005, $15.7 million, or 5.16% of our total loan portfolio consisted of loans secured by multifamily residential real estate (multifamily residential real estate loans are included in commercial real estate loans in the loan portfolio composition table above). The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at one- to five-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At December 31, 2005, the largest such loan had a balance of $1.6 million. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

         ONE- TO FOUR-FAMILY REAL ESTATE MORTGAGE LENDING. American Bank originates loans secured by first mortgages on existing or new construction, one- to four-family residences located in its local market area. We may purchase one- to four-family real estate loans, primarily adjustable-rate mortgages, from other lenders. The loans purchased are of similar credit quality and meet substantially similar credit standards as loans we originate. We monitor this portfolio for geographic concentrations. At December 31, 2005, $93.4 million, or 30.72% of American Bank's total loans receivable, consisted of one- to four-family residential real estate and construction loans. We originated $21.2 million, $15.0 million and $31.1 million of one- to four-family residential mortgage and construction loans for the years ended December 31, 2005, 2004 and 2003, respectively. We purchased adjustable rate one- to four-family residential mortgages of $16.9 million, $26.1 million and $28.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, American Bank had no mortgage loans secured by one- to four-family real estate that were delinquent in excess of 30 days.

         Generally, our fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing, with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Due to the inherent interest rate risk associated with holding long-term assets, we have historically sold a substantial portion of the fixed-rate residential mortgage loans we originate. During the years ended December 31, 2005, 2004 and 2003, we sold $13.8 million, $10.8 million and $25.0 million of fixed-rate one- to four-family mortgage loans, respectively. However, depending on interest rates, we may keep fixed-rate mortgages in our portfolio. Our residential mortgage loans customarily include "due on sale" clauses, which gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan has not been paid in full.

         American Bank originates and purchases adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At December 31, 2005, $77.0 million, or 25.32% of our total loan portfolio, was comprised of residential ARM loans and subject to periodic interest rate adjustments. We typically originate and purchase ARM loans primarily for our own portfolio. Our ARM loans provide for an initial interest rate period, which may be from one to ten years. After the initial interest rate period the loans adjust every year and are based on the one-year U.S. Treasury constant maturity index plus a margin. Our ARM loans are typically based on up to a 30-year amortization schedule. For one-year ARM loans, we qualify the borrowers at the initial rate plus two percent. For all other ARM loans, we qualify the borrowers at the initial rate. Our current ARM loans do not provide for negative amortization. American Bank's ARM loans generally provide for initial, ongoing, and lifetime interest rate caps and may include discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust at the first interest adjustment date, based on the market rates of interest at the time the loan was originated or purchased. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.

         RESIDENTIAL CONSTRUCTION LENDING. American Bank originates residential construction loans to individuals who have a contract with an approved builder for the construction of their residence. As of December 31, 2005, $7.5 million, or 2.47%, of our total loan portfolio consisted of residential construction loans. Our construction loans are generally secured by property located in our primary market area. Construction loans to individuals are generally originated pursuant to the same policy regarding loan-to-value ratios as are used in connection with loans secured by one- to four-family residential real estate. At December 31, 2005, we had no residential construction loans that were delinquent in excess of 30 days.

         CONSUMER LENDING. American Bank originates a variety of consumer loans primarily on a secured basis. The loans are generally originated in our local market area, however, we currently originate consumer loans (primarily home equity loans) throughout the Commonwealth of Pennsylvania through pcbanker.com. Our business plan provides for continued growth in originating and closing home equity loan products throughout the Commonwealth of Pennsylvania. Consumer loans include home equity loans, home equity lines of credit, loans secured by certificates of deposit, savings accounts, automobiles and unsecured personal loans. Our home equity loans are typically secured by a first or second mortgage on residential property and have repayment terms ranging from one year to 15 years. American Bank's home equity lines of credit are also secured, typically by a first or second mortgage on residential property, and have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"), which may adjust daily. These loans generally mature in 15 years or less. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At December 31, 2005, consumer loans amounted to $18.3 million, or 6.01% of the total loan portfolio. At that date, we had two consumer loans that were delinquent in excess of 30 days.

         At December 31, 2005, the largest component of the consumer loan portfolio consisted of fixed-rate home equity loans, which totaled $9.5 million, or 3.12% of the total loan portfolio. At December 31, 2005, outstanding balances of variable-rate home equity lines of credit totaled $1.9 million with total unused commitments of $5.4 million.

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

         COMMERCIAL LOANS. American Bank originates commercial loans, which are frequently secured by real estate, although the decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower, and secondarily on the value of and ability to liquidate the collateral. We generally require annual financial statements and Federal tax returns from our corporate borrowers, and personal guarantees from the business principals. We also generally require an appraisal of any real estate that secures the loan. Our portfolio of commercial business loans as of December 31, 2005, had a balance of $58.2 million, which represented 19.14% of the total loan portfolio. On that date, the largest such loan had a balance of $2.6 million. As of December 31, 2005, American Bank had no commercial business loans that were delinquent in excess of 30 days.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, overdraft loans and loans having no stated schedule of repayments and no stated maturity, are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loans losses. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table does not reflect the effects of enforcement of due-on-sale clauses.

                                      MULTI-FAMILY
                                         AND            CONSTRUCTION
                      ONE- TO         COMMERCIAL             AND                             COMMERCIAL
                    FOUR-FAMILY       REAL ESTATE        DEVELOPMENT        CONSUMER          BUSINESS            TOTAL
                  --------------    ---------------    --------------    --------------    --------------    ---------------
                          WEIGHTED           WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED           WEIGHTED
                          AVERAGE            AVERAGE           AVERAGE           AVERAGE           AVERAGE            AVERAGE
                   AMOUNT   RATE     AMOUNT    RATE     AMOUNT   RATE     AMOUNT   RATE     AMOUNT   RATE     AMOUNT    RATE
                  -------   ----    --------   ----    -------   ----    -------   ----    -------   ----    --------   ----
                                                             (DOLLARS IN THOUSANDS)
Due During
Years Ending
December 31,

2006              $ 4,169   5.91%   $  5,122   7.13%   $11,178   6.16%   $ 8,605   7.29%   $42,105   7.23%   $ 71,179   6.96%
2007 to 2010       54,712   5.16      88,730   6.06        407   6.63      3,845   5.19     15,403   6.22     163,097   5.76
2011 and beyond    33,816   5.58      29,468   6.16         --     --      5,815   5.87        676   6.32      69,775   5.86
                  -------   ----    --------   ----    -------   ----    -------   ----    -------   ----    --------   ----
Total             $92,697   5.35%   $123,320   6.13%   $11,585   6.18%   $18,265   6.31%   $58,184   6.95%   $304,051   6.06%
                  =======   ====    ========   ====    =======   ====    =======   ====    =======   ====    ========   ====

         The total amount of loans due after December 31, 2006, that have predetermined interest rates is $84.1 million, while the total amount of loans due after this date that have floating or adjustable interest rates is $148.8 million.

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

         During the year ended December 31, 2005 we did not charge off any loans and did not record impairment charges on any loans. At December 31, 2005, we had two loans, to one borrower, classified as non-performing and in the process of being resolved, no loans delinquent more than 30 days and still accruing interest and no assets acquired in settlement of loans. The two loans classified as non-performing at December 31, 2005, were classified as non-performing at December 31, 2004. The borrower on these loans has filed for protection under the U. S. Bankruptcy Code. During the year ended December 31, 2004 we charged off one loan and recorded impairment charges on two other loans for a total of $39,000. At December 31, 2004, we had four loans classified as non-performing and in the process of being resolved, no loans delinquent more than 30 days and still accruing interest and no assets acquired in settlement of loans. Of the four loans classified as non-performing at December 31, 2004, two loans were paid in full during the year 2005 and the Bank collected all of the interest and other charges earned on the loans. During the year ended December 31, 2003, we had two loans that we classified as non-performing. We charged off these two loans, which totaled $2,900.

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by American Bank as a result of foreclosure or by deed in lieu of foreclosure would be classified as real estate acquired in settlement of loans until sold. At December 31, 2005 we had no real estate acquired in settlement of loans.

         RESTRUCTURED LOANS. Under accounting principles generally accepted in the United States of America, American Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if American Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, and troubled debt restructurings do not necessarily result in non-accrual loans. We had no restructured loans as of December 31, 2005.

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

         At December 31, 2005, the aggregate amount of our assets classified as "Special Mention" and "Substandard" were $2,723,200 and $-0-, respectively. No assets were classified as "Doubtful," and $39,000 of assets were classified as "Loss."

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

         The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of December 31, 2005 had recorded losses on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked, in determining our loss factors.

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

         At December 31, 2005 and December 31, 2004, American Bank had an allowance for loan losses of approximately $3,393,000 and $2,768,000, respectively. Management believes that the allowance for loan losses at December 31, 2005 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while American Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect American Bank's financial condition and results of operations.

         The following table sets forth an analysis of American Bank's allowance for loan losses.

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                        ------------------------------------------------
                                         2005     2004       2003       2002      2001
                                        ------   -------    -------    -------   -------
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning period             $2,768   $ 2,412    $ 1,759    $ 1,998    $1,242
Provision for loan losses                  624       393        405        212       651
Allowance recorded in connection
  with purchase of loan pools               --        --         --         --       105
Recoveries                                   1         2        251          4        --
Charge-offs                                 --       (39)        (3)      (455)       --
                                        ------   -------    -------    -------    ------
Net (charge-offs) recoveries                 1       (37)       248       (451)       --
                                        ------   -------    -------    -------    ------
Balance at end of period                $3,393   $ 2,768    $ 2,412    $ 1,759    $1,998
                                        ======   =======    =======    =======    ======
Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period           N.M.      N.M.      (0.15)%     0.34%       --%
                                        ======   =======    =======    =======    ======
Ratio of net charge-offs during the
  period to average non-performing
  assets                                   --%     18.81%        --%        --%       --%
                                        ======   =======    =======    =======    ======

         The allocation of our allowance for loan losses at the dates indicated is summarized as follows:

                                                              DECEMBER 31,
                ------------------------------------------------------------------------------------------------------
                             2005                               2004                                2003
                -----------------------------      ------------------------------       ------------------------------
                                        PERCENT                           PERCENT                                PERCENT
                                       OF LOANS                           OF LOANS                              OF LOANS
                             LOAN      IN EACH                  LOAN      IN EACH                   LOAN        IN EACH
                AMOUNT     AMOUNTS     CATEGORY  AMOUNT OF    AMOUNTS     CATEGORY      AMOUNT     AMOUNTS      CATEGORY
               OF LOSS        BY       TO TOTAL    LOSS          BY       TO TOTAL      OF LOSS       BY        TO TOTAL
              ALLOWANCE    CATEGORY     LOANS    ALLOWANCE    CATEGORY     LOANS       ALLOWANCE   CATEGORY      LOANS
              ---------    --------    --------  ---------    --------    --------     ---------   --------     --------
                                                          (DOLLARS IN THOUSANDS)
Commercial      $  781     $ 58,184     19.14%     $  600     $ 44,254      18.09%      $  576     $ 41,937      20.26%
Commercial
 mortgage        1,801      134,191     44.13       1,474      108,702      44.44        1,327       96,609      46.66
Residential
 mortgage          467       93,411     30.72         363       72,840      29.78          245       53,393      25.79
Consumer           163       18,265      6.01         161       18,804       7.69          116       15,098       7.29
Unallocated        181           --        --         170           --         --          148           --         --
                ------     --------    ------      ------     --------     ------       ------     --------     ------
 Total          $3,393     $304,051    100.00%     $2,768     $244,600     100.00%      $2,412     $207,037     100.00%
                ======     ========    ======      ======     ========     ======       ======     ========     ======

                                                DECEMBER 31,
              -----------------------------------------------------------------------------
                             2002                                     2001
              -------------------------------------     -----------------------------------
                                           PERCENT                                 PERCENT
                                           OF LOANS                                OF LOANS
                             LOAN           IN EACH                   LOAN         IN EACH
               AMOUNT OF    AMOUNTS        CATEGORY     AMOUNT OF    AMOUNTS       CATEGORY
                LOSS          BY           TO TOTAL       LOSS         BY          TO TOTAL
              ALLOWANCE    CATEGORY         LOANS       ALLOWANCE   CATEGORY        LOANS
              ----------   --------        --------     ---------   --------       --------
                                           (DOLLARS IN THOUSANDS)
Commercial      $  370     $ 25,249         18.44%       $  610     $ 21,139         15.34%
Commercial
 mortgage          959       65,569         47.89           578       40,668         29.50
Residential
 mortgage          182       32,344         23.62           400       64,810         47.01
Consumer           112       13,762         10.05           125       11,237          8.15
Unallocated        136           --            --           285           --            --
                ------     --------        ------        ------     --------        ------
 Total          $1,759     $136,924        100.00%       $1,998     $137,854        100.00%
                ======     ========        ======        ======     ========        ======

INVESTMENT ACTIVITIES

         Our securities portfolio is managed by our President and our Chief Financial Officer in accordance with a written investment policy of the Board of Directors that addresses strategies, types, and levels of permitted investments.

         At December 31, 2005, our securities portfolio equaled $202.2 million, or 38.22% of total assets. Our securities portfolio is comprised of mortgage-backed securities, U.S. government and agency securities, corporate debt securities, trust preferred securities, mutual funds and common stock. At December 31, 2005, mortgage-backed securities amounted to $91.1 million, U.S. Government and agency securities amounted to $64.8 million, trust preferred securities amounted to $39.1 million and common stock in domestic corporations amounted to $7.2 million. At December 31, 2005, there were no securities of a single issuer (excluding the U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

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

         Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the intent and ability of the Company to hold the security until its anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

         At December 31, 2005, management determined that Freddie Mac Preferred Stock Series-M was other than temporarily impaired. The security pays dividends at the rate of the two-year Treasury note plus ten basis points and resets every two years. The next reset date is March 31, 2007. The security does not have a maturity date. At December 31, 2005 the Company determined that this security was other than temporarily impaired based upon management no longer being able to determine when a recovery in market value is expected to occur and therefore not being able to determine its intent and ability to hold the security until such recovery. The Company recorded a charge against current earnings in the amount of $199,000 to reduce the cost of this security to fair market value at that date.

         In management's opinion, the remaining unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

         The amortized cost and approximate fair value of securities as of December 31, 2005, 2004 and 2003 are summarized as follows:

                                                                        AT DECEMBER 31, 2005
                                                   ----------------------------------------------------------------
                                                                        GROSS           GROSS
                                                                      UNREALIZED       UNREALIZED
                                                   AMORTIZED COST        GAINS           LOSSES          FAIR VALUE
                                                   --------------     ----------       ----------        ----------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies                           $ 63,489          $   --          $  (813)          $ 62,676
   Mortgage-backed securities                           90,036             169             (708)            89,497
   U.S. Government agency preferred stock .              2,305              --             (224)             2,081
   Common stock                                          6,214             970               (8)             7,176
   Trust preferred obligations                          27,468              97             (304)            27,261
                                                      --------          ------          -------           --------
     Total                                            $189,512          $1,236          $(2,057)          $188,691
                                                      ========          ======          =======           ========

Held to maturity:
   Trust preferred obligations                        $ 11,355          $  546          $   (24)          $ 11,877
   Mortgage-backed securities                            1,577              17               --              1,594
   Other                                                   550              --               (9)               541
                                                      --------          ------          -------           --------
     Total                                            $ 13,482          $  563          $   (33)          $ 14,012
                                                      ========          ======          =======           ========

                                                                        AT DECEMBER 31, 2004
                                                   ----------------------------------------------------------------
                                                                        GROSS           GROSS
                                                                      UNREALIZED       UNREALIZED
                                                   AMORTIZED COST        GAINS           LOSSES          FAIR VALUE
                                                   --------------     ----------       ----------        ----------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies                           $ 27,750          $    1          $  (131)          $ 27,620
   Mortgage-backed securities                          132,727             560             (524)           132,763
   Mutual funds and mortgage-backed mutual
     funds                                              19,254              --              (86)            19,168
   U.S. Government agency preferred stock .              2,505              --             (522)             1,983
   Common stock                                          9,114           2,402              (55)            11,461
   Trust preferred obligations                          27,667             368             (119)            27,916
                                                      --------          ------          -------           --------
     Total                                            $219,017          $3,331          $(1,437)          $220,911
                                                      ========          ======          =======           ========

Held to maturity:
   Trust preferred obligations                        $ 10,683          $  361          $    (5)          $ 11,039
   Mortgage-backed securities                            2,446              50               --              2,496
   Other                                                   351              --               --                351
                                                      --------          ------          -------           --------
     Total                                            $ 13,480          $  441          $    (5)          $ 13,886
                                                      ========          ======          =======           ========

                                                                        AT DECEMBER 31, 2003
                                                   ----------------------------------------------------------------
                                                                        GROSS           GROSS
                                                                      UNREALIZED       UNREALIZED
                                                   AMORTIZED COST        GAINS           LOSSES          FAIR VALUE
                                                   --------------     ----------       ----------        ----------
                                                                         (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies                           $ 15,997          $   36          $    --           $ 16,033
   Corporate notes                                       6,685             127               --              6,812
   Mortgage-backed securities                          184,774             689             (999)           184,464
   Mutual funds and  mortgage-backed  mutual
     funds                                              20,427              --             (100)            20,327
   U.S. Government agency preferred stock                2,505              25             (273)             2,257
   Common stock                                          4,224             677               --              4,901
   Trust preferred obligations                           2,047               9             (104)             1,952
                                                      --------          ------          -------           --------
     Total                                            $236,659          $1,563          $(1,476)          $236,746
                                                      ========          ======          =======           ========

Held to maturity:
   Trust preferred obligations                        $ 11,530          $  263          $   (94)          $ 11,699
   Mortgage-backed securities                            3,481              54               --              3,535
   Other                                                   350              --               --                350
                                                      --------          ------          -------           --------
     Total                                            $ 15,361          $  317          $   (94)          $ 15,584
                                                      ========          ======          =======           ========

         The maturity schedule of the investment portfolio, by contractual maturity, as of December 31, 2005, is shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty.

                               DUE AFTER        DUE AFTER
               DUE IN           ONE YEAR        FIVE YEARS                      NON-MATURITY
             ONE YEAR OR        THROUGH          THROUGH        DUE AFTER           AND          MORTGAGE-BACKED
               OR LESS         FIVE YEARS       TEN YEARS       TEN YEARS       MUTUAL FUNDS       SECURITIES           TOTAL
            -------------    --------------   ------------    --------------    -------------    ---------------   ---------------
            AMOUNT   RATE     AMOUNT   RATE   AMOUNT  RATE    AMOUNT    RATE    AMOUNT   RATE    AMOUNT    RATE     AMOUNT    RATE
            ------   ----    -------   ----   ------  ----    -------   ----    ------   ----    -------   ----    --------   ----
                                                          (DOLLARS IN THOUSANDS)
Investment
Securities

U.S.
 Government
 agency     $3,946   3.05%   $58,730   4.22%   $ --     --    $    --     --%   $   --     --%   $    --     --%   $ 62,676   4.14%
Trust
 preferred
 obligations    --     --         --     --      --     --     38,616   8.10        --     --         --     --      38,616   8.10
Mortgage
 backed
 securities     --     --         --     --      --     --         --     --        --     --     91,074   4.31      91,074   4.31
U.S.
 Government
 agency
 preferred
 stock          --     --         --     --      --     --         --     --     2,081   3.26         --     --       2,081   3.26

Common stock    --     --         --     --      --     --         --     --     7,176   0.77         --     --       7,176   0.77

Other           --     --        100   4.25     200   4.15         --     --       250   3.56         --     --         550   3.90
            ------   ----    -------   ----    ----   ----    -------   ----    ------   ----    -------   ----    --------   ----
   Total    $3,946   3.05%   $58,830   4.22%   $200   4.15%   $38,616   8.10%   $9,507   1.39%   $91,074   4.31%   $202,173   4.84%
            ======   ====    =======   ====    ====   ====    =======   ====    ======   ====    =======   ====    ========   ====

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

                                                               YEARS ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------------------------------
                                      2005                                2004                                 2003
                       -------------------------------    ---------------------------------     -------------------------------
                         AVERAGE                            AVERAGE                               AVERAGE
                       OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING   INTEREST    AVERAGE     OUTSTANDING  INTEREST   AVERAGE
                         BALANCE      PAID      RATE        BALANCE       PAID       RATE         BALANCE      PAID      RATE
                       -----------  --------   -------    -----------   --------    -------     -----------  --------   -------
                                                               (DOLLARS IN THOUSANDS)
Demand, non-interest
 bearing                $ 16,486     $   --       --%      $ 17,336      $   --        --%       $ 15,324     $   --       --%
Demand,
 interest-bearing         93,753      1,728     1.84        103,761       1,313      1.26          94,011      1,263     1.34
Savings                  104,299      2,277     2.18        102,236       1,386      1.36          91,416      1,386     1.52
Certificates of
 deposit                 142,741      5,145     3.60        120,834       3,809      3.15         120,628      4,163     3.45
                        --------     ------     ----       --------      ------      ----        --------     ------     ----
   Total deposits       $357,279     $9,150     2.56%      $344,167      $6,508      1.89%       $321,379     $6,812     2.12%
                        ========     ======     ====       ========      ======      ====        ========     ======     ====

         The following table indicates the amount of American Bank's certificates of deposit by time remaining until maturity as of December 31, 2005.

                                                                      MATURITY
                                               ---------------------------------------------------------
                                               3 MONTHS      OVER 3     OVER 6
                                                  OR         TO 6       TO 12       OVER 12
                                                 LESS       MONTHS      MONTHS      MONTHS        TOTAL
                                               --------     -------     -------     -------     --------
                                                                    (IN THOUSANDS)
Certificates of deposit less than $100,000      $11,584     $11,399     $32,183     $58,117     $113,283
Certificates of deposit of $100,000 or more       4,184       3,111      11,917      20,810       40,022
Public funds(1)                                      --         122          --          --          122
                                                -------     -------     -------     -------     --------
Total certificates of deposit                   $15,768     $14,632     $44,100     $78,927     $153,427
                                                =======     =======     =======     =======     ========

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

EMPLOYEES

         As of December 31, 2005, we had 46 full-time employees and five part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

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

         THE USA PATRIOT ACT. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including American Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

         We have established policies and procedures in our efforts to comply with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

         SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, American Bank Incorporated's Chief Executive Officer and Chief Financial Officer each will be required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. American Bank Incorporated will be subject to further reporting and audit requirements beginning with the year ending December 31, 2007 under the requirements of the Sarbanes-Oxley Act. American Bank Incorporated has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to comply with these regulations.

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

         On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

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

         In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the Board of Governors of the Federal Reserve System believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2005, American Bank met each of its capital requirements.

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

         American Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Board of Governors of the Federal Reserve System. As of December 31, 2005, American Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

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

ITEM 2.  PROPERTIES

         The premises from which we operate are located at 4029 West Tilghman Street, Allentown, Pennsylvania. American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2007. American Bank has the option to extend the lease agreement for four additional five-year lease terms and has notified the lessor of its intent to exercise its option for five additional years beginning in 2007. The lessor and the Bank have reached agreement of the terms of the five-year lease renewal beginning in 2007. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities, and maintenance and repairs on the building. The lessor is The Jaindl Building LP and Mark W. Jaindl Properties LLC is the general partner. Mark W. Jaindl is the owner of Mark W. Jaindl Properties LLC. Mr. Jaindl is the Chairman, President, Chief Executive Officer and a principal shareholder of American Bank Incorporated. The minimum lease payments due in 2006 and 2007 under the original terms of the lease are $361,000 and $331,000, respectively. We maintain a disaster recovery backup site for our computers and data processing systems. This site is leased from a third party. The lease is for three years expiring in November 2007 and can be renewed for an additional three-year period. The minimum annual payments under this lease are $17,700 and $16,200 for the years ended 2006 and 2007 respectively.

ITEM 3.  LEGAL PROCEEDINGS

         American Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2005, American Bank was not involved in any material legal proceedings.

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

         Set forth below is certain information as of December 31, 2005 regarding compensation plans (other than the Employee Stock Ownership Plan) that authorize equity securities for issuance to employees and directors of the Company.

====================================================================================================================
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS              WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
                                      AND RIGHTS                  EXERCISE PRICE            ISSUANCE UNDER PLAN
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan Approved by
   Shareholders                         184,088                       7.06                       129,487
--------------------------------------------------------------------------------------------------------------------
Plans not approved by
   Shareholders                              --                         --                            --
--------------------------------------------------------------------------------------------------------------------
         Total                          184,088                       7.06                       129,487
====================================================================================================================

         In January of 2004, the Company established a dividend reinvestment and stock purchase plan and registered 2,127,275 shares of common stock with the Securities and Exchange Commission in connection with the plan on January 23, 2004 (File No. 333-112174). In March 2006, the Company issued 49,538 shares from dividends that were reinvested and 48,358 shares from optional cash purchases under the Plan. Shares were issued at $7.61 per share, resulting in gross proceeds of $745,000. In February of 2005, the Company issued 80,317 shares from dividends that were reinvested and 235,830 shares from optional cash purchases under the Plan Shares were issued at $7.56 per share, resulting in gross proceeds of $2.4 million. In March 2004, the Company issued 68,163 shares from dividends that were reinvested and 259,654 shares from optional cash purchases under the plan. Shares were issued at $8.27 per share, resulting in gross proceeds of $2.7 million. Expenses incurred in establishing the plan totaled $39,000, resulting in net proceeds of $2.7 million. The proceeds are being used for general corporate purposes.

(b)      Not Applicable.

(c)      Unregistered Purchases and Sales of Equity Securities and Use of
Proceeds

         The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ending December 31, 2005:

                                                                        (c)                       (d)
                                                                  Total number of           Maximum number
                              (a)                               shares purchased as       of shares that may
                             Total                (b)           part of a publicly           be purchased
                        Number of shares     Average price     announced repurchase         under the plans
       Period              purchased        paid per share     plans or programs (1)        or programs(1)
-----------------------------------------------------------------------------------------------------------------
October 1, 2005 to
October 31, 2005             5,217              $8.68                  5,217                      289,056

November 1, 2005 to
November 30, 2005            3,458              $8.54                  3,458                      285,598

December 1, 2005 to
December 31, 2005               --                 --                     --                      285,598
                             -----              -----
Total                        8,675              $8.62                  8,675
                             =====                                     =====

----------
(1) On March 15, 2005, the Company announced a program to repurchase up to 375,000 shares of its outstanding common stock. This program does not have an expiration date.

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)      Changes in internal controls.

         There were no changes made in our internal controls during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The "Proposal I--Election of Directors" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The "Proposal I--Election of Directors" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Transactions with Certain Related Persons" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

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

4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*
4.10     Form of Subordinated Debenture due 2032*
4.11     Form of Common Stock Certificate of American Bank Incorporated*
10.1     Employment Agreement with Mark W. Jaindl*
10.2     Stock Option Plan*
10.3     Non-Qualified Deferred Compensation Plan for Senior Employees, as
         amended**
13       Portions of Annual Report to Stockholders
21       Subsidiaries of the Registrant*
23       Consent of Beard Miller Company LLP
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.
** Incorporated by reference to the Annual Report on Form 10-KSB of American
   Bank Incorporated for the Year Ended December 31, 2004, as filed with the Securities and Exchange Commission on March 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The "Fees Paid to Independent Registered Public Accounting Firm" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN BANK INCORPORATED


Date:    March 29, 2006            By:   /s/ Mark W. Jaind
                                         --------------------------
                                         Mark W. Jaindl
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                         Title                            Date
           ----------                         -----                            ----
/s/ Mark W. Jaindl                  President, Chief Executive Officer       March 29, 2006
--------------------------------    and Chairman of the Board
Mark W. Jaindl                      (Principal Executive Officer)


/s/ Harry C. Birkhimer              Senior Vice President and Chief          March 29, 2006
--------------------------------    Financial Officer (Principal
Harry C. Birkhimer                  Financial and Accounting Officer)


/s/ John F. Eureyecko               Director                                 March 29, 2006
--------------------------------
John F. Eureyecko


/s/ John W. Galuchie, Jr.           Director                                 March 29, 2006
--------------------------------
John W. Galuchie, Jr.


/s/ Michael M. Molewski             Director                                 March 29, 2006
--------------------------------
Michael M. Molewski


/s/ Phillip S. Schwartz             Director                                 March 29, 2006
--------------------------------
Phillip S. Schwartz


/s/ Martin F. Spiro                 Director                                 March 29, 2005
--------------------------------
Martin F. Spiro


/s/ Donald J. Whiting, Jr.          Director                                 March 29, 2006
--------------------------------
Donald J. Whiting, Jr.