Form 10QSB
period 2006-03-31
AMERICAN BANK INC
filed 2006-05-12
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended     MARCH 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ____________________ to ____________________

    Commission file number ____________________

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

                                [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2006.

6,059,764 Shares of common stock                            Par Value $.10/share

Transitional Small Business Disclosure Format (check one), [ ] Yes [X] No

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1   Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets                                         3
         Consolidated Statements of Income                                   4
         Consolidated Statements of Changes in Stockholders' Equity          5
         Consolidated Statements of Cash Flows                               6
         Notes to Consolidated Financial Statements                          7

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

Item 3   Controls and Procedures                                            23

PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                  24

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        24

Item 3   Defaults Upon Senior Securities                                    24

Item 4   Submission of Matters to Vote of Security Holders                  24

Item 5   Other Information                                                  24

Item 6   Exhibits                                                           24

         Signatures                                                         25

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                      2006           2005
                                                                                  -----------    ------------
                                                                                  (Unaudited)      (Note 1)
                                   Assets
Cash and due from banks                                                            $   4,300      $   3,727
Interest bearing deposits with banks                                                      98             55
                                                                                   ---------      ---------
  Cash and cash equivalents                                                            4,398          3,782

Investment securities available for sale at fair value                               178,067        188,691
Investment securities held to maturity, fair value of $13,713 and $14,012             13,327         13,482
Loans, net of allowance for loan losses of $3,521 and $3,393                         308,409        301,394
Restricted investment in correspondent bank stock                                      6,305          6,452
Bank owned life insurance                                                              8,953          8,866
Premises and equipment, net                                                            1,109          1,170
Accrued interest receivable                                                            2,837          2,709
Other assets                                                                           1,469          2,554
                                                                                   ---------      ---------

     Total assets                                                                  $ 524,874      $ 529,100
                                                                                   =========      =========

                       Liabilities and Stockholders' Equity
                                   Liabilities
Deposits
   Non-interest bearing deposits                                                   $  19,353      $  15,355
   Interest bearing deposits                                                         363,645        353,603
                                                                                   ---------      ---------
     Total deposits                                                                  382,998        368,958

Securities sold under agreements to repurchase                                         7,420          8,721
Short-term debt                                                                       20,500          4,200
Long-term debt                                                                        69,820         90,848
Junior subordinated debentures                                                        10,187         10,187
Accrued interest payable                                                                 809            817
Other liabilities                                                                      1,316          1,024
                                                                                   ---------      ---------

     Total liabilities                                                               493,050        484,755
                                                                                   ---------      ---------

                            Stockholders' Equity
Preferred stock, par value $0.10 per share: authorized 5,000,000 shares;
  issued and outstanding -0- shares                                                       --             --
Common stock, par value $0.10 per share: authorized 15,000,000 shares;
  issued 7,649,145 shares in 2006 and 7,551,249 shares in 2005; outstanding
  6,047,379 shares in 2006 and 7,424,048 shares in 2005                                  765            755
Additional paid-in capital                                                            35,906         35,157
Unallocated ESOP shares, 25,294 shares in 2006, 25,087 shares in 2005, at cost          (200)          (200)
Allocated undistributed SERP shares, 12,713 shares in 2006, 12,713 shares in
 2005, at cost                                                                          (109)          (109)
Retained earnings                                                                      9,671         10,072
Accumulated other comprehensive loss                                                    (256)          (541)
Treasury stock, 1,563,759 shares in 2006, 89,401 shares in 2005, at cost             (13,953)          (789)
                                                                                   ---------      ---------

     Total stockholders' equity                                                       31,824         44,345
                                                                                   ---------      ---------

     Total liabilities and stockholders' equity                                    $ 524,874      $ 529,100
                                                                                   =========      =========

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                --------------------
                                                                  2006         2005
                                                                -------      -------
Interest Income
   Loans receivable, including fees                             $ 4,685      $ 3,642
   Investment securities                                          2,105        2,110
   Other                                                             12            6
                                                                -------      -------

     Total interest income                                        6,802        5,758
                                                                -------      -------

Interest Expense
   Deposits                                                       2,904        1,873
   Short-term debt                                                  126           18
   Long-term debt                                                 1,006        1,082
   Junior subordinated debentures                                   153          153
                                                                -------      -------

     Total interest expense                                       4,189        3,126
                                                                -------      -------

       Net interest income                                        2,613        2,632

Provision for loan losses                                           128          136
                                                                -------      -------

       Net interest income after provision for loan losses        2,485        2,496
                                                                -------      -------

Other Income
   Service charges on deposit accounts                               51           53
   Net realized gains on sale of residential mortgage loans          10           24
   Net gains (losses) on securities available for sale              (90)           9
   Earnings from bank owned life insurance                           87           87
   Other income                                                      59          141
                                                                -------      -------

     Total non-interest income                                      117          314
                                                                -------      -------

Other Expense
   Salaries and employee benefits                                   651          623
   Occupancy and equipment                                          207          199
   Professional fees                                                106           59
   Marketing and business development                                29           24
   Product management                                               103           96
   Data processing                                                  165          164
   Other operating                                                  278          247
                                                                -------      -------

     Total non-interest expense                                   1,539        1,412
                                                                -------      -------

Income before provision for income taxes                          1,063        1,398
Provision for income taxes                                          325          436
                                                                -------      -------

       Net income                                               $   738      $   962
                                                                =======      =======

Earnings per share:
   Basic                                                        $  0.11      $  0.13
                                                                =======      =======
   Diluted                                                      $  0.10      $  0.12
                                                                =======      =======

Cash dividends declared per share                               $  0.12      $  0.11
                                                                =======      =======

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                 SHARES OF                                     TREASURY,     ACCUMULATED
                                  COMMON                                       ESOP AND        OTHER
                                  STOCK         COMMON  PAID-IN   RETAINED       SERP       COMPREHENSIVE
                                  ISSUED        STOCK   CAPITAL   EARNINGS      SHARES      INCOME (LOSS)     TOTAL
                                 ---------      ------  -------   --------     ---------    --------------   -------
Balances, December 31, 2005      7,551,249       $755   $35,157    $10,072     $(1,098)            $(541)    $44,345

Comprehensive income for the
 three months ended
 March 31, 2006:
Net income                                                             738                                       738
Net change in unrealized
 gains  on securities
 available for sale,
 net of reclassification
 adjustment and tax effect                                                                           285         285
                                                                                                             -------
Total comprehensive income                                                                                     1,023

Dividends declared                                                 (1,139)                                   (1,139)
Dividends reinvested                49,538          5       372                                                  377
Optional purchase through DRIP      48,358          5       363                                                  368
Purchase of treasury shares
 (1,474,358 shares)                                                            (13,164)                     (13,164)
Option expense recognized in
 current period                                              14                                                   14
                                 ---------       ----   -------    -------     -------             -----     -------

Balances, March 31, 2006         7,649,145       $765   $35,906    $ 9,671    $(14,262)            $(256)    $31,824
                                 =========       ====   =======    =======    ========             =====     =======

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                 SHARES OF                                                   ACCUMULATED
                                  COMMON                                       ESOP AND        OTHER
                                  STOCK         COMMON  PAID-IN   RETAINED       SERP       COMPREHENSIVE
                                  ISSUED        STOCK   CAPITAL   EARNINGS      SHARES         INCOME         TOTAL
                                 ---------      ------  -------   --------     ---------    --------------   -------
Balances, December 31, 2004       7,223,102      $722   $32,720    $ 7,336     $  (118)           $1,250    $41,910

Comprehensive income for the
 three months ended
 March 31, 2005:
Net income                                                             962                                       962
Net change in unrealized
 gains on securities
 available for sale,
 net of reclassification
 adjustment and tax effect                                                                          (473)       (473)
                                                                                                             -------
Total comprehensive loss                                                                                         489

Purchase of shares by ESOP
 (15,500 shares)                                                                  (110)                         (110)
Purchase of shares by SERP
 (12,713 shares)                                                                  (109)                         (109)
Dividends reinvested                80,317          8       599                                                  607
Dividends declared                                                    (795)                                     (795)
Optional purchase through DRIP     235,830         2      1,761                                                1,785
                                 ---------       ----   -------    -------     -------            ------     -------

Balances, March 31, 2005         7,539,249       $755   $35,080    $ 7,503     $  (337)           $  777     $43,777
                                 =========       ====   =======    =======     =======            ======     =======

See notes to financial statements.

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 ----------------------
                                                                                   2006          2005
                                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                      $    738      $    962
 Adjustments to reconcile net income to net cash provided byoperating activities:
   Provision for loan losses                                                          128           136
   Depreciation and amortization                                                      128           131
   Deferred income tax (benefit) expense                                             (148)           23
   Option expense recognized in earnings                                               14            --
   Proceeds from sale of residential mortgage loans held for sale                   2,794         2,160
   Net realized gain on sale of loans                                                 (10)          (24)
   Origination of residential mortgage loans held for sale                         (2,784)       (2,136)
   Net amortization of securities premiums and discounts                              350           325
   Net (gains) losses on available for sale securities                                 90            (9)
   Earnings from bank owned life insurance                                            (87)          (87)
   Increase in accrued interest receivable                                           (128)         (143)
   (Increase) decrease in other assets                                              1,085          (385)
   Increase (decrease) in accrued interest payable                                     (8)           58
   Increase (decrease) in other liabilities                                           292          (640)
                                                                                 --------      --------
     Net cash provided by operating activities                                      2,454           371
                                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Securities available for sale:
   Purchases                                                                         (762)      (28,238)
   Maturities and principal repayments                                             10,986        17,472
   Sales                                                                              425         3,071
 Securities held to maturity:
   Purchases                                                                           --       (10,250)
   Maturities and principal repayments                                                123           443
 Net increase in loans receivable                                                  (7,143)      (10,146)
 Purchase of premises and equipment                                                   (67)          (59)
 (Purchase) redemption of restricted investment in bank stock                         147          (129)
                                                                                 --------      --------
     Net cash provided by (used in) investing activities                            3,709       (27,836)
                                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand and savings deposits                                        7,166         9,529
 Net increase in time deposits                                                      6,874         2,969
 Net increase (decrease) in securities sold under agreements to repurchase         (1,301)        1,789
 Net increase in short-term debt                                                   16,300         8,425
 Proceeds from long term debt                                                       4,000            --
 Repayments on long-term debt                                                     (25,028)          (68)
 Cash dividends paid                                                               (1,139)         (795)
 Acquisition of treasury, ESOP and SERP shares                                    (13,164)         (219)
 Issuance of common stock                                                             745         2,392
                                                                                 --------      --------
     Net cash provided by (used in) financing activities                           (5,547)       24,022
                                                                                 --------      --------
     Increase in cash and cash equivalents                                            616        (3,443)
Cash and cash equivalents at beginning of year                                      3,782         6,726
                                                                                 --------      --------

Cash and cash equivalents at end of period                                       $  4,398      $  3,283
                                                                                 ========      ========

Supplementary disclosures:
 Interest paid on deposits and borrowings                                        $  4,197      $  3,068
                                                                                 ========      ========

 Income taxes paid                                                               $    354      $    663
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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $7.7 million of standby letters of credit outstanding as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

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

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                 2006       2005
                                                                ------     ------
                                                              (In Thousands, Except
                                                                  Per Share Data)
         Numerator-basic earnings per share, net income         $  738     $  962
           Interest paid on junior subordinated debentures,
             net of tax effect                                     101        101
                                                                ------     ------
         Numerator-diluted earnings per share                   $  839     $1,063
                                                                ======     ======

         Denominator:
            Average basic shares outstanding                     6,839      7,346
            Average dilutive option effect                          36         45
            Average dilutive junior subordinated debenture
              effect                                             1,198      1,198
                                                                ------     ------
            Average diluted shares outstanding                   8,073      8,589
                                                                ======     ======

         Earnings per common share:
            Basic                                               $ 0.11     $ 0.13
                                                                ======     ======
            Diluted                                             $ 0.10     $ 0.12
                                                                ======     ======

4.       Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three-month periods ended March 31, 2006 and 2005 were as follows:

                                                              THREE MONTHS ENDED
                                                                    MARCH,
                                                             --------------------
                                                               2006        2005
                                                             -------      -------
                                                                 (In Thousands)
         Net income                                          $   738      $   962

         Other comprehensive income (loss):
             Unrealized holding gains (losses) on
                 available for sale securities                   345         (706)


          Reclassification adjustment for net losses
             (gains) realized in net income                       90           (9)

          Other comprehensive income (loss) before
                 taxes                                           435         (715)


          Income tax  (expense) benefit related to other
                 comprehensive loss                             (150)         242
                                                             -------      -------


         Other comprehensive income (loss)                       285         (473)
                                                             -------      -------

                  Total comprehensive income                 $ 1,023      $   489
                                                             =======      =======

5.       Stock Based Compensation

         The Company has a Non-Qualified Stock Option Plan (the "Plan") that provides for grants of stock options to officers. Options granted under the Plan will have an option price at least equal to the fair market value of the common stock on the date of the grant. The options expire not more than ten years after the date of the grant. Exercise and vesting dates and terms may vary and are specified at the date of the grant.

         The Company adopted FASB Statement No 123(R), "Share Based Payment" on January 1, 2006 using the modified prospective method. Under the provisions of the modified prospective method, prior periods have not been restated. Prior to the adoption of FASB Statement No. 123(R), Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

         Pro forma information regarding net income and net income per share for options granted prior to the adoption of FASB Statement No. 123(R), are presented in the table below. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option's vesting period.

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ---------------------
                                                                              2005
                                                                      ---------------------
                                                                      (In Thousands, Except
                                                                         Per Share Data)
         Net income, as reported                                           $      962
         Deduct: total stock based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects                                            (23)
                                                                           ----------
         Pro forma net income                                              $      939
                                                                           ==========

         Earnings per share:
            As reported:
              Basic                                                        $     0.13
              Diluted                                                            0.12
             Pro forma:
              Basic                                                              0.13
              Diluted                                                            0.12

         The Plan authorizes the issuance of options to purchase 393,081 shares of common stock at March 31, 2006. At that date 163,493 options were available for future grants.

         Activity in the option plan for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004 are summarized as follows:

                                                                                                WEIGHTED
                                              NUMBER OF                         WEIGHTED      AVERAGE FAIR
                                             OUTSTANDING                        AVERAGE         VALUE OF
                                               OPTIONS      EXERCISE PRICE   EXERCISE PRICE      GRANTS
                                             -----------    --------------   --------------   ------------
         Balance at December 31, 2003          255,588      $3.33 - 9.42        $    6.07

            Granted                             14,000              8.69             8.69        $  2.37
            Forfieted                               --                --

            Exercised                          (86,500)      3.33 - 8.00             5.58
                                               -------
         Balance at December 31, 2004          183,088       3.33 - 9.42             6.87

            Granted                             13,000              8.44             8.44           2.23
            Forfieted                               --                --

            Exercised                          (12,000)      3.33 - 8.00             5.58
                                               -------

         Balance at December 31, 2005          184,088       3.33 - 9.42             7.06

            Granted                             45,500       8.08 - 8.50             8.48           2.87
            Forfieted                               --                --               --

            Exercised                               --                --               --
                                               -------

         Balance at March 31, 2006             229,588       3.33 - 9.42             7.34
                                               =======

         At March 31, 2006, options outstanding and options exercisable were as follows:

                                                            OUTSTANDING                         EXERCISABLE
                                              -------------------------------------------   ----------------------
                                                             WEIGHTED
                                                              AVERAGE            WEIGHTED                 WEIGHTED
                                                             REMAINING           AVERAGE                  AVERAGE
                                                            CONTRACTUAL          EXERCISE                 EXERCISE
         RANGE OF EXERCISE PRICES               NUMBER      LIFE IN YEARS         PRICE       NUMBER       PRICE
         ------------------------             ----------    -------------       ---------   ----------    --------
                  $3.33 - 6.00                    62,000         3.5            $  3.90         62,000    $   3.90
                  $6.01 - 8.50                    95,000         7.7               8.18         36,500        7.71
                  $8.50 - 10.00                   72,588         5.4               9.19         58,588        9.31
                                              ----------                                    ----------

           Outstanding/Exercisable               229,588                           7.34        157,088        6.80
                                              ==========                                    ==========

            Aggregate Intrinsic Value         $  626,775                                    $  431,580
                                              ==========                                    ==========

         Options exercisable at March 31, 2006 and for the two prior years ended December 31, 2005 and 2004 based on vesting schedules established at the date of grant are as follows:

                                         NUMBER OF             WEIGHTED AVERAGE
                                          OPTIONS               EXERCISE PRICE
                                         ---------             ----------------

               December 31, 2004          180,750               $    6.84
               December 31, 2005          154,750                    6.77
               March 31, 2006             157,088                    6.80

         The fair value of the options granted during the three months ended March 31, 2006 and 2005 was calculated using the Black-Scholes option pricing model with the following assumptions:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2006                2005
                                                -------            -------

               Expected dividend rate             1.50%              1.30%
               Stock price volatility            26.24%             24.73%
               Risk free interest rate            4.33%              4.28%
               Expected life                    9.0 yrs            8.4 yrs

         For the three months ended March 31, 2006, stock option compensation expense of $14,000 was recognized in connection with the option plans. There was no tax benefit recognized relative to stock options during the three months ended March 31, 2006 and 2005. At March 31, 2006, compensation expense related to non vested stock option grants aggregated to $145,000 and is expected to be recognized as follows:

                                                                  STOCK OPTION
                                                                  COMPENSATION
                                                                    EXPENSE
                                                                 --------------
                                                                 (In Thousands)

               Remainder of the year ending December 31, 2006          $     44
               For the year ending December 31,                  2007        35
                                                                 2008        19
                                                                 2009        14
                                                                 2010        11
                                                                 2011         8
                                                                 2012         6
                                                                 2013         4
                                                                 2014         3
                                                                 2015         1

6.       Other Than Temporary Impairment of Securities

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

         At March 31, 2006, management determined that Fannie Mae Preferred Stock Series-F was other-than-temporarily impaired. Management recorded a charge to current earnings, in the amount of $145,000, to reduce the amortized cost of this security to fair market value at that date.

7.       Dividend Reinvestment Plan

         In January 2004, the Company established a dividend reinvestment and stock purchase plan to provide the stockholders of the Company with a convenient and economic method of investing cash dividends and optional cash payments in additional shares of common stock of the Company. The plan was amended in February 2006 to discontinue the optional cash purchase provisions of the Plan. The Company registered 2,127,275 shares of its common stock for sale under the plan.

8.       Senior Executive Retirement Plan

         In January 2003, the Company established a Senior Executive Retirement Plan ("SERP") as a means to attract and retain talented management. The SERP is a non-contributory defined contribution plan providing for contributions at the discretion of the Board of Directors on an annual basis. Contributions to the plan vest ratably over ten years. Participants in the SERP may elect to have their plan benefits held in stock of the Company through a Trust. At March 31, 2006, the Trust holds 12,713 shares of Company common stock for the benefit of plan participants.

9.       Repurchase of Common Shares From Related Parties

         On February 16, 2006 the Company entered into an agreement to purchase, and did purchase, 1,444,444 shares of the Company's common stock at a per share price of $8.94 and an aggregate price of $12,913,330. The sellers were the brother and the mother of the Chief Executive Officer, both directors of the Company at the time of sale, and certain other family members of the Chief Executive Officer.

         In connection with the purchase of the shares, the Company borrowed $4.0 million from an unrelated bank. The loan term is for two years with interest floating monthly at one month LIBOR plus 50 basis points for year one and one month LIBOR plus 100 basis points for year two. The remainder of the money to fund the purchase came from the Company. The shares are being held as treasury shares. Please refer to the Form 8-K filed on February 21, 2006 for more information regarding this transaction.

10.      New Accounting Standards

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

         In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company does not expect the impact of this FSP to have a material effect on its financial statements.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005. Certain of these policies are particularly sensitive requiring significant estimates and assumptions to be made by management. Senior management has discussed the development of such estimates and the related Management's Discussion and Analysis disclosure with the Audit Committee of the Company's Board of Directors. The following accounting policies are identified by management as being critical to the results of operations:

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

         STOCK BASED COMPENSATION. The Company has a Non-Qualified Stock Option Plan for which we follow the requirements of FASB Statement No. 123(R), "Accounting for Stock-Based Compensation." Accordingly, we have included in compensation expense the amount of $14,000 for the quarter ended March 31, 2006. We adopted FASB Statement No. 123(R) on January 1, 2006. For periods prior to January 1, 2006 we followed the disclosure guidance of APB No. 25.

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

         Securities that are determined to be other than temporarily impaired are recorded at the then-current fair value and the loss is recorded in current income. Subsequent recoveries in fair value are not recorded in the carry value of the investment and gain is not recognized until the security is sold.

         At March 31, 2006, management determined that Fannie Mae Preferred Stock Series-F was other-than-temporarily impaired. Management recorded a charge to current earnings, in the amount of $145,000, to reduce the amortized cost of this security to fair market value at that date.

         In management's opinion, the unrealized losses, at March 31, 2006 and December 31, 2005, reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the intent and ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of these securities.

RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

OVERVIEW

For the three months ended March 31, 2006, the Company reported net income of $738,000, or $0.10 per diluted share, for an annualized return on average assets of 0.56% and an annualized return on average equity of 7.53%. This is a decrease of $224,000, or 24.0%, from net income for the same three-month period in 2005 of $962,000, or $0.12 per diluted share. The decrease in net income was primarily the result of an impairment charge recognized on an available for sale security and professional fees incurred in connection with the repurchase of 1,474,000 shares of the Company's common stock. Net income was also negatively impacted by a decrease of $82,000 in other income and an increase of $127,000 in other expense.

On February 16, 2006 the Company entered into an agreement to purchase, and did purchase, 1,444,444 shares of the Company's common stock at a per share price of $8.94 and an aggregate price of $12,913,330. The sellers were the brother and the mother of the Chief Executive Officer, both directors of the Company at the time of sale, and certain other family members of the Chief Executive Officer.

In connection with the purchase of the shares, the Company borrowed $4.0 million from an unrelated bank. The loan term is for two years with interest floating monthly at one month LIBOR plus 50 basis points for year one and one month LIBOR plus 100 basis points for year two. The remainder of the money to fund the purchase came from the Company. The shares are being held as treasury shares. Please refer to the Form 8-K filed on February 21, 2006 for more information regarding this transaction.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $19,000, or 0.7%, to $2,613,000 for the three months ended March 31, 2006 compared to $2,632,000 for the same period in 2005. Average interest-earning assets grew to $508.0 million for the three months ended March 31, 2006, an increase of $11.6 million, or 2.3%, as compared to the average of $496.4 million for the three months ended March 31, 2005. Average interest-bearing liabilities grew to $469.4 million for the three months ended March 31, 2006, an increase of $16.8 million, or 3.7%, compared to the average of $452.6 million for the three months ended March 31, 2005. The yield on average interest-earning assets was 5.36% for the three months ended March 31, 2006, an increase of 72 basis points from the yield of 4.64% for the three months ended March 31, 2005. The cost of funds was 3.57% for the three months ended March 31, 2006, an increase of 81 basis points from the cost of 2.76% for the three months ended March 31, 2005. The net interest margin (net interest income as a percentage of average interest-earning assets) was 2.06% for the three months ended March 31, 2006, as compared to 2.12% for the same period in 2005, a decrease of six basis points. The decrease in the net interest margin resulted from the flattening of the Treasury yield curve over the past year. Most banks, including American Bank, price many loans off the five- and ten- year Treasury note and price deposits off the three-month to two-year Treasury note. The flat yield curve decreases the spread between the yield on assets and the cost of deposits. Partially offsetting the decrease in the net interest margin was a change in the mix of the balance sheet with a greater percentage of assets being in loans and a smaller percentage being in securities than at March 31, 2005. Loans generally have higher interest rates than securities and accordingly generate more interest income.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005 are presented on a comparative basis in the following table:

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------------------------------------------------
                                                                    2006                                       2005
                                                  -------------------------------------        ---------------------------------
                                                                  INTEREST                                   INTEREST
                                                   AVERAGE        INCOME /     AVERAGE          AVERAGE      INCOME /   AVERAGE
                                                  BALANCES        EXPENSE      RATES(1)        BALANCES      EXPENSE    RATES(1)
                                                  --------        --------     --------        --------      --------   --------
                                                                        (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                       $    826         $   12       5.81%          $  1,720       $    6    1.40%
   Loans, net                                      303,187          4,685       6.18            246,002        3,642    5.92
   Investment securities                           111,380          1,273       4.57            111,639        1,018    3.65
   Mortgage backed securities                       86,556            774       3.58            130,452        1,031    3.16
   Restricted investments in
       correspondent bank stock                      6,083             58       3.81              6,606           61    3.69
                                                  --------         ------       ----           --------       ------    ----

          Total interest-earnings assets           508,032          6,802       5.36            496,419        5,758    4.64
                                                  --------         ------       ----           --------       ------    ----

Interest-bearing liabilities
   Checking                                         87,542            512       2.34            106,971          401    1.50
   Savings                                         114,178            845       2.96            103,001          435    1.69
   Certificates of deposit                         157,110          1,547       3.94            129,228        1,037    3.21
   Borrowings                                      110,553          1,285       4.65            113,370        1,253    4.42
                                                  --------         ------       ----           --------       ------    ----

          Total interest-bearing liabilities       469,383          4,189       3.57            452,570        3,126    2.76
                                                  --------         ------       ----           --------       ------    ----

Net earning assets                               $  38,649                                    $  43,849
                                                 =========                                    =========
Net interest income                                                $2,613                                     $2,632
                                                                   ======                                     ======

Net interest spread                                                             1.79%                                   1.88%
                                                                                ====                                    ====
Net interest margin                                                             2.06%                                   2.12%
                                                                                ====                                    ====
Ratio of interest-earning assets to
    Interest-bearing liabilities                     108.2%                                       109.1%
                                                     =====                                        =====

----------
(1) Annualized

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

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  2006 VS. 2005
                                                  ------------------------------------------
                                                  INCREASE/(DECREASE) DUE TO         TOTAL
                                                  --------------------------       INCREASE/
                                                   VOLUME           RATE          (DECREASE)
                                                   -------         -------        ----------
                                                               (In Thousands)
         INTEREST-EARNING ASSETS:
         Interest-earning bank balances
             and securities purchased
             under agreements to resell            $     3         $     3         $     6
         Loans, net                                    864             179           1,043
         Investment securities                          (3)            258             255
         Mortgage backed securities                   (377)            120            (257)
         Restricted investment in
              correspondent bank stock                  (5)              2              (3)
                                                   -------         -------         -------
         Total interest-earning assets                 482             562           1,044
                                                   -------         -------         -------

         INTEREST-BEARING LIABILITIES:
         Checking                                      (93)            204             111
         Savings                                        58             352             410
         Certificates of deposit                       249             261             510
         Borrowings                                    (32)             64              32
                                                   -------         -------         -------
         Total interest-bearing liabilities            182             881           1,063
                                                   -------         -------         -------

         Net interest income                       $   300         $  (319)        $   (19)
                                                   =======         =======         =======

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses, which is the estimated amount necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations we recorded a provision of $128,000 for the three months ended March 31, 2006 compared to $136,000 for the three months ended March 31, 2005.

We had no charge-offs and no recoveries during the three months ended March 31, 2006 and 2005.

OTHER INCOME

Total non-interest income for three months ended March 31, 2006 was $117,000, a decrease of $197,000, or 62.7%, compared to $314,000 for the three months ended March 31, 2005. The Company recorded an impairment charge on an available for sale security in the amount of $145,000 for the three months ended March 31, 2006, compared to a gain of $9,000 on the sale of securities for the three months ended March 31, 2005. Management determined that Fannie Mae Preferred Stock Series F was other than temporarily impaired at March 31, 2006 and wrote down the book value of the security to market value at that date. Service charges on deposit accounts decreased $2,000 to $51,000 in the 2006 period compared to $53,000 in the 2005 period. Gains on sale of loans for the three months ended March 31, 2006, were $10,000, a decrease of $14,000, or 58.3%, compared to $24,000 for the three months ended March 31, 2005, the result of a slow down in residential mortgage loan originations. The Company sells a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Earnings from bank owned life insurance was $87,000 in each three-month period. Other non-interest income amounted to $59,000 for the three months ended March 31, 2006, a decrease of $82,000 or 58.2%, from the $141,000 recorded for the three months ended March 31, 2005. The three months ended March 31, 2005 included $83,000 of fees generated subsequent to the pay-off of an equipment loan whereby the Bank continued to generate fee income after the loan was paid off.

OTHER EXPENSE

Total non-interest expense for the three months ended March 31, 2006 increased $127,000, or 9.0%, to $1.5 million from $1.4 million for the three months ended March 31, 2005. Salaries and benefits for the 2006 period totaled $651,000, an increase of $28,000, or 4.5%, compared to the same three months in 2005, due in part to merit pay increases and higher benefit costs. Occupancy and equipment expense increased $8,000, or 4.0%, from the same three-month period in 2005, due to contractual increases in rents paid for our premises. Professional fees increased by $47,000, or 79.7%, to $106,000, for the three months ended March 31, 2006, compared to $59,000 for the three months ended March 31, 2005. The increase resulted from legal and other fees associated with the repurchase of
1.44 million shares of the Company's common stock and from amendments to the Dividend Reinvestment Plan. Marketing and business development expense increased $5,000, to $29,000, for the current three months due to an increase in advertising. Product management costs increased $7,000, or 7.3%, due to increases in the cost of our internet bill payment services offered to checking account customers. Data processing expense increased $1,000 in the 2006 period compared to the same period in 2005. Other operating expense increased $31,000 to $278,000 for the three months ended March 31, 2006, from $247,000 for the three months ended March 31, 2005, due to increases in the Pennsylvania Bank Shares tax, Directors fees, postage and supply expense.

INCOME TAX EXPENSE

Income tax expense for three months ended March 31, 2006 amounted to $325,000, a decrease of $111,000 from the $436,000 incurred for the three months ended March 31, 2005, due primarily to the decrease in pre-tax income. Our effective tax rate for the three months ended March 31, 2006 was 30.6%, compared to 31.2% for the three months ended March 31, 2005.

FINANCIAL CONDITION

OVERVIEW

Total assets decreased to $524.9 million at March 31, 2006, from $529.1 million at December 31, 2005, a decrease of $4.2 million, or 0.8%. Investment securities decreased by $10.8 million, or 5.3%, to $191.4 million at March 31, 2006, compared to $202.2 million at December 31, 2005. Net loans outstanding increased by $7.0 million, or 2.3%, to $308.4 million at March 31, 2006, compared to $301.4 million at December 31, 2005. Cash and overnight investments increased by $616,000, or 16.3%, to $4.4 million at March 31, 2006 from $3.8 million at December 31, 2005.

Deposits increased by $14.0 million, or 3.8%, to $383.0 million at March 31, 2006, from $369.0 million at December 31, 2005. The increase in deposits was used to repay borrowings from the Federal Home Loan Bank of Pittsburgh and to repurchase $14.0 million of the Company's common stock.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at March 31, 2006 were $308.4 million, an increase of $7.0 million, or 2.3%, compared to the December 31, 2005 balance of $301.4 million. Loans receivable, net, represented 58.8% of total assets at March 31, 2006, compared to 57.0% of total assets at December 31, 2005. The increase in commercial real estate and commercial business loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The decrease in the residential real estate loans reflects the slow down in refinancing activity that resulted from increasing interest rates.

The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2006, compared to December 31, 2005:

                                                   AT MARCH 31, 2006              AT DECEMBER 31, 2005
                                               --------------------------      --------------------------
                                                 AMOUNT           PERCENT        AMOUNT           PERCENT
                                               ---------          -------      ---------          -------
                                                                  (Dollars In Thousands)
         REAL ESTATE LOANS:
         Commercial (1)                        $ 138,527            44.5%      $ 134,191            44.2%
         Residential (2)                          92,872            29.8          93,411            30.7
                                               ---------           -----       ---------           -----
            Total real estate loans              231,399            74.3         227,602            74.9
                                               ---------           -----       ---------           -----
         OTHER LOANS:
         Consumer                                 17,595             5.7          18,265             6.0
         Commercial                               62,228            20.0          58,184            19.1
                                               ---------           -----       ---------           -----
            Total other loans                     79,823            25.7          76,449            25.1
                                               ---------           -----       ---------           -----
         Total loans receivable                  311,222           100.0%        304,051           100.0%
                                               ---------           =====       ---------           =====

         Deferred costs                              708                             736
         Allowance for loan losses                (3,521)                         (3,393)
                                               ---------                       ---------
            Total loans receivable, net        $ 308,409                       $ 301,394
                                               =========                       =========

----------
(1) Commercial real estate loans include multi-family residential real estate loans.
(2) Residential real estate loans include one-to-four family real estate loans and residential construction loans.

ALLOWANCE FOR LOAN LOSSES

We have established a systematic methodology for the determination of the allowance for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of March 31, 2006 had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

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

At March 31, 2006 and December 31, 2005, we had an allowance for loan losses of approximately $3,521,000 and $3,393,000, respectively. Management believes that the allowance for loan losses at March 31, 2006 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2006:

                                                                     PERCENT OF
                                                       LOAN        LOANS IN EACH
                                     AMOUNT OF       AMOUNTS        CATEGORY TO
                                     ALLOWANCE     BY CATEGORY      TOTAL LOANS
                                     ---------     -----------     -------------
                                              (Dollars In Thousands)

         Commercial                  $    799        $ 62,228           20.0%
         Commercial mortgage            1,701         138,527           44.5
         Residential mortgage             427          92,872           29.8
         Consumer                         139          17,595            5.7
         Unallocated                      187              --             --
                                     --------        --------          -----
              Total                  $  3,521        $311,222          100.0%
                                     ========        ========          =====

The following table summarizes the allocation of the allowance for loan losses at December 31, 2005:

                                                                     PERCENT OF
                                                       LOAN        LOANS IN EACH
                                     AMOUNT OF       AMOUNTS        CATEGORY TO
                                     ALLOWANCE     BY CATEGORY      TOTAL LOANS
                                     ---------     -----------     -------------
                                              (Dollars In Thousands)

         Commercial                  $    781        $ 58,184           19.1%
         Commercial mortgage            1,801         134,191           44.2
         Residential mortgage             467          93,411           30.7
         Consumer                         163          18,265            6.0
         Unallocated                      181              --             --
                                     --------        --------          -----
                  Total              $  3,393        $304,051          100.0%
                                     ========        ========          =====

The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

                                                 FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                 --------------------------
                                                    2006           2005
                                                   ------         ------
                                                   (Dollars In Thousands)

         Balance at beginning of period            $3,393         $2,768

         Provision for loan losses                    128            136
         Recoveries                                    --             --
         Charge-offs                                   --             --
                                                   ------         ------
         Balance at end of period                  $3,521         $2,904
                                                   ======         ======
         Percent of net recoveries to
           average total loans                        n/a            n/a

         Percent of allowance to
           non-performing loans                   8,739.6%       1,444.8%

INVESTMENT SECURITIES

Total investment securities decreased by $10.8 million, or 5.3%, to $191.4 million at March 31, 2006 from $202.2 million at December 31, 2005. Investment securities classified as available for sale decreased by $10.6 million, or 10.7%, to $178.1 million, while investment securities classified as held to maturity decreased by $155,000, or 1.1%, to $13.3 million.

The following table presents the amortized cost and the fair values at March 31, 2006 and December 31, 2005, respectively, for each major category of the Company's investment portfolio:

                                                                       AT MARCH 31, 2006
                                                 ---------------------------------------------------------------
                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED
                                                   COST             GAINS             LOSSES          FAIR VALUE
                                                 ---------        ----------        ----------        ----------
                                                                         (In Thousands)
         AVAILABLE FOR SALE SECURITIES:
            U.S. Government agencies             $ 63,489          $     --          $ (1,001)          $ 62,488
            Mortgage backed securities             80,796               222              (681)            80,337
            U.S. Government agency
                preferred stock                     2,161                56               (14)             2,203
            Common stock                            5,788             1,236               (16)             7,008
            Trust preferred obligations            26,219                81              (269)            26,031
                                                 --------          --------          --------           --------
              Total                              $178,453          $  1,595          $ (1,981)          $178,067
                                                 ========          ========          ========           ========
         HELD TO MATURITY:
            Trust preferred obligations          $ 11,324          $    390          $    (15)          $ 11,699
            Mortgage backed securities              1,453                12                (1)             1,464
            Other                                     550                --                --                550
                                                 --------          --------          --------           --------
              Total                              $ 13,327          $    402          $    (16)          $ 13,713
                                                 ========          ========          ========           ========

                                                                      AT DECEMBER 31, 2005
                                                 ---------------------------------------------------------------
                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED
                                                   COST             GAINS             LOSSES          FAIR VALUE
                                                 ---------        ----------        ----------        ----------
                                                                         (In Thousands)
         AVAILABLE FOR SALE SECURITIES:
            U.S. Government agencies             $ 63,489          $     --          $   (813)          $ 62,676
            Mortgage backed securities             90,036               169              (708)            89,497
            U.S. Government agency
                preferred stock                     2,305                --              (224)             2,081
            Common stock                            6,214               970                (8)             7,176
            Trust preferred obligations            27,468                97              (304)            27,261
                                                 --------          --------          --------           --------
              Total                              $189,512          $  1,236          $ (2,057)          $188,691
                                                 ========          ========          ========           ========
         HELD TO MATURITY:
            Trust preferred obligations          $ 11,355          $    546          $    (24)          $ 11,877
            Mortgage backed securities              1,577                17                --              1,594
            Other                                     550                --                (9)               541
                                                 --------          --------          --------           --------
              Total                              $ 13,482          $    563          $    (33)          $ 14,012
                                                 ========          ========          ========           ========

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2006 management determined that Fannie Mae Series F preferred stock was other than temporarily impaired. The dividend rate on this security reset on March 31, 2006 to a rate equal to the two-year Treasury note minus 16 basis points. The recovery of market value did not occur as expected. Management recorded a charge to earnings in the amount of $145,000 to record the carry value of the security to market value at March 31, 2006.

At December 31, 2005 management determined that one security was other than temporarily impaired and recorded an impairment charge of $199,000 in the fourth quarter of 2005. Freddie Mac Series M preferred stock had been in an unrealized loss position for longer than twelve months. The security pays dividends at the rate of the two-year Treasury note plus 10 basis points and resets every two years. The security does not have a maturity date. At December 31, 2005 the Company determined that this security was other than temporarily impaired based upon management no longer being able to determine when a recovery in market value was expected to occur and therefore not able to determine its intent and ability to hold the security until such recovery.

DEPOSITS

Total deposits increased by $14.0 million, or 3.8%, to $383.0 million at March 31, 2006 from the December 31, 2005 balance of $369.0 million. Demand deposits increased $4.0 million, or 26.0%, to $19.4 million at March 31, 2006, from $15.4 million at December 31, 2005. Interest-bearing checking accounts decreased $6.0 million, or 6.6%, to $84.3 million, compared to $90.3 million at December 31, 2005. Savings accounts, including money market accounts, increased $9.2 million, or 8.4%, to $119.3 million from the balance of $109.9 million at December 31, 2005. Total certificates of deposit increased by $6.9 million, or 4.5%, to $160.3 million from the December 31, 2005 balance of $153.4 million. The increase in deposits resulted from the Bank paying higher than market rates on certain types of deposit accounts as a way to attract new customers and the related banking relationships those customers bring.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                     MARCH 31, 2006                   DECEMBER 31, 2005
                                                          -------------------------------      -----------------------------
                                                           AMOUNT       PERCENT      RATE       AMOUNT     PERCENT      RATE
                                                          --------      -------      ----      --------    -------      ----
                                                                                  (Dollars In Thousands)
       Demand, non-interest-bearing                       $ 19,353         5.1%        --%     $ 15,355       4.2%        --%
       Demand, interest-bearing                             84,310        22.0       2.34        90,296      24.5       1.84
       Savings, including money market accounts            119,034        31.1       2.96       109,880      29.8       2.18
       Certificates of deposit                             160,301        41.8       3.94       153,427      41.5       3.60
                                                          --------       -----       ----      --------     -----       ----

       Total deposits                                     $382,998       100.0%      3.08%     $368,958     100.0%      2.56%
                                                          ========       =====       ====      ========     =====       ====

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase, short- and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB") and a term note from Team Capital Bank.

Securities sold under agreements to repurchase totaled $7.4 million at March 31, 2006, a decrease of $1.3 million, or 14.9%, from the total of $8.7 million at December 31, 2005. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of March 31, 2006 and December 31, 2005, short-term borrowings consisted of overnight advances from the FHLB. Short-term debt totaled $20.5 million at March 31, 2006, an increase of $16.1 million, or 383.3%, from the total of $4.2 million at December 31, 2005. The proceeds from this increase in debt was used to repay a $25.0 million convertible advance that the FHLB elected to convert to a variable rate. The Bank elected to repay the debt without a prepayment penalty.

At March 31, 2006, long-term debt consisted of i) a $320,000 fixed-rate advance, with a rate of 5.24% that amortizes on a monthly basis and fully amortizes by September 2008; ii) a loan from Team Capital Bank in the amount of $4.0 million, with interest payable monthly at 30-day LIBOR plus 50 basis points through December 31, 2006 and 30-day LIBOR plus 100 basis points through December 31, 2007, at which time the loan matures and the principal becomes due; and iii) $65.5 million of convertible advances from the FHLB that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 16 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.57%. During the three-month period ended March 31, 2006 the FHLB elected to convert one of these advances in the amount of $25.0 million to a variable rate, which the Bank elected to repay without penalty.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of March 31, 2006 the Bank's maximum borrowing capacity was $254.7 million.

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

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46, as revised, (FIN 46R) which provides guidance for the consolidation of variable interest entities (VIEs). In accordance with the provisions of FIN 46R the Trust and the underlying securities are not consolidated with the Company's financial statements. Please refer to Note 10 to the Consolidated Financial Statements for the year ended December 31, 2004 included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 for additional discussion of FIN 46R.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2006 all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at March 31, 2006 was $31.8 million, a decrease of $12.5 million, or 28.2%, from the December 31, 2005 balance of $44.3 million. The decrease resulted primarily from the repurchase of 1,474,358 shares, totaling $13.2 million, of the Company's common stock. Stockholders' equity was also reduced by the payment of $1.1 million of dividends. Stockholders' equity was increased by net income of $738,000, reinvestment of dividends of $377,000, optional cash purchases of common stock of $368,000 and a reduction of unrealized loss on available for sale securities of $285,000, net of tax.

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

At March 31, 2006 and December 31, 2005, we had no loans that were delinquent more than 30 days and still accruing interest. At March 31, 2006 and December 31, 2005, we had two loans with an unpaid balance of $40,000 that were classified as non-performing and in the process of foreclosure.

During the three-month periods ended March 31, 2006 and 2005 we did not charge off any loans.

During the three month periods ended March 31, 2006 and 2005 we had no recoveries of charged-off loans.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At March 31, 2006 we had eight loans totaling $3,401,000 classified as Special Mention, no loans classified as Substandard, no loans classified as Doubtful and two loans with a carrying value of $40,000 classified as Loss.

COMMITMENTS AND OFF-BALANCE SHEET TRANSACTIONS

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2006 totaled $65.4 million. This consisted of $14.2 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $40.4 million under lines of credit, including $6.8 million in home equity lines of credit and $7.7 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                                     MARCH 31, 2006
                                      --------------------------------------------------------------------------------
                                                       DUE AFTER      DUE AFTER
                                                        MARCH 31,      MARCH 31,
                                                          2007          2009
                                       DUE BY           THROUGH        THROUGH           DUE AFTER
                                      MARCH 31,         MARCH 31,      MARCH 31,          MARCH 31,
                                        2007              2009           2011               2011               TOTAL
                                      ---------        ----------     ----------         ----------           --------
                                                                    (In Thousands)
         Time deposits                $ 91,145          $ 43,438       $ 25,718           $     --            $160,301
         Short-term debt                27,920                --             --                 --              27,920
         Long-term debt                    115            22,205         32,500             15,000              69,820
         Junior subordinated
         debentures                         --                --             --             10,187              10,187
         Operating leases                  323               624             17                 --               1,564
                                      --------          --------        -------           --------            --------
         Total                        $119,503          $ 66,267         58,835           $ 25,187            $269,792
                                      ========          ========        =======           ========            ========

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors, the level of liquidity as compared to minimum levels established by Board policy. As of March 31, 2006 and December 31, 2005, the Company's level of liquidity was in excess of the minimum established by Board policy.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company and the Bank will be able to meet their cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at March 31, 2006 and December 31, 2005. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                             REQUIRED TO BE
                                                                              REQUIRED FOR CAPITAL             CONSIDERED
                                                       ACTUAL                  ADEQUACY PURPOSES           "WELL CAPITALIZED"
                                                ------------------------    ------------------------    -------------------------
                                                AMOUNT        PERCENTAGE    AMOUNT        PERCENTAGE    AMOUNT         PERCENTAGE
                                                ------        ----------    ------        ----------    ------         ----------
MARCH 31,2006:                                                       (DOLLARS IN THOUSANDS)
Total Capital to Risk Weighted Assets:
       Company                                 $46,338           12.54%     $29,569           8.00%         n/a             n/a
       Bank                                     46,660           12.31       28,226           8.00      $35,282           10.00%

Tier 1 Capital to Risk Weighted Assets:

       Company                                  46,338           11.44       14,785           4.00          n/a             n/a
       Bank                                     43,407           11.33       14,113           4.00       21,169            6.00

Leverage Ratio:
       Company                                  42,268            8.03       21,052           4.00          n/a             n/a
       Bank                                     43,407            7.81       20,761           4.00       25,951            5.00

DECEMBER 31, 2005:

Total Capital to Risk Weighted Assets:
       Company                                 $58,876           16.10%     $29,252           8.00%         n/a             n/a
       Bank                                     47,496           13.22       28,738           8.00      $35,923           10.00%

Tier 1 Capital to Risk Weighted Assets:

       Company                                  55,045           15.05       14,626           4.00          n/a             n/a
       Bank                                     44,103           12.28       14,369           4.00       21,545            6.00
Leverage Ratio:
       Company                                  55,045           10.43       21,103           4.00          n/a             n/a
       Bank                                     44,103            8.53       20,762           4.00       25,840            5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of March 31, 2006, an increase of 200 basis points in rates is estimated to result in a decrease of 5.7% in net interest income, while a decrease of 200 basis points is estimated to result in an increase of 0.8% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

         (b) Changes in internal controls.

             There were no changes made in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1   -   Legal Proceedings

             None

Item 2   -   Unregistered Sales of Equity Securities and Use of Proceeds

             The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ended March 31, 2006:

                                                             TOTAL NUMBER OF            MAXIMUM NUMBER
                                                           SHARES PURCHASED AS           OF SHARES YET
                                                            PART OF A PUBLICLY          TO BE PURCHASED
                 NUMBER OF SHARES      AVERAGE PRICE       ANNOUNCED REPURCHASE         UNDER THE PLAN
  MONTH             PURCHASED          PAID PER SHARE            PLAN (1)                     (1)
--------         ----------------      --------------      --------------------         ---------------
January                    --              $   --                   --                   285,598

February            1,444,444                8.94                   --                   285,598

March                  29,914                8.40               29,914                   255,684
                    ---------              ------               ------
                    1,474,358              $ 8.93               29,914
                    =========                                   ======

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

                                    AMERICAN BANK INCORPORATED
                                    Registrant



May 12, 2006               By: \s\ Mark W. Jaindl
----------------               -------------------------------------------------
Date                           Mark W. Jaindl,
                               President and Chief Executive Officer
                               (Principal Executive Officer)


May 12, 2006               By: \s\ Harry C. Birkhimer
----------------               -------------------------------------------------
Date                           Harry C. Birkhimer,
                               Senior Vice President and Chief Financial Officer
                              (Principal Accounting and Financial Officer)