Form 10QSB/A
period 2006-03-31
AMERICAN BANK INC
filed 2006-05-15
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format (check one), [ ] Yes [X] No

                                     PART II

         This Amendment No. 1 to the Form 10-QSB of American Bank Incorporated is being filed solely to file Exhibit 10, listed below.

Item 6   -   Exhibits

             Exhibit-10, Agreement for the Sale of Shares dated as of February 16, 2006
             Exhibit-31.1, Certification of Chief Executive Officer Pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002
             Exhibit-31.2, Certification of Chief Financial Officer Pursuant to
             Section 302 of Sarbanes-Oxley Act of 2002
             Exhibit -32, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN BANK INCORPORATED
                                    Registrant



May 15, 2006               By: \s\ Mark W. Jaindl
----------------               -------------------------------------------------
Date                           Mark W. Jaindl,
                               President and Chief Executive Officer
                               (Principal Executive Officer)


May 15, 2006               By: \s\ Harry C. Birkhimer
----------------               -------------------------------------------------
Date                           Harry C. Birkhimer,
                               Senior Vice President and Chief Financial Officer
                              (Principal Accounting and Financial Officer)