Form 10QSB
period 2006-06-30
AMERICAN BANK INC
filed 2006-08-14
CIK 1163747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                            ------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     JUNE 30, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to_________________


                        Commission file number___________



                           AMERICAN BANK INCORPORATED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              PA                                        01-0593266
--------------------------------            ------------------------------------
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

                                [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of July 31, 2006.

6,018,150    Shares of common stock            Par Value      $.10       /share
----------                                              ----------------

Transitional Small Business Disclosure Format (check one),    [ ] Yes   [X] No

================================================================================

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I         FINANCIAL INFORMATION

Item 1         Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets                                                  3
               Consolidated Statements of Income                                            4
               Consolidated Statements of Changes in Stockholders' Equity                   5
               Consolidated Statements of Cash Flows                                        6
               Notes to Consolidated Financial Statements                                   7

Item 2         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                               11

Item 3         Controls and Procedures                                                     23

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                           24

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                 24

Item 3         Defaults Upon Senior Securities                                             24

Item 4         Submission of Matters to a Vote of Security Holders                         24

Item 5         Other Information                                                           25

Item 6         Exhibits                                                                    25

               Signatures                                                                  25

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Section 302 of
               Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification of Chief Financial Officer Pursuant to Section 302 of
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002


                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                2006          2005
                                                                              ---------    ---------
                                                                             (Unaudited)    (Note 1)
                                     ASSETS
Cash and due from banks                                                       $   4,839    $   3,727
Interest bearing deposits with banks                                              1,021           55
                                                                              ---------    ---------
   Cash and cash equivalents                                                      5,860        3,782

Investment securities available for sale at fair value                          175,686      188,691
Investment securities held to maturity, fair value of $14,441 and $14,012        14,139       13,482
Loans, net of allowance for loan losses of $3,656 and $3,393                    315,417      301,394
Restricted investment in correspondent bank stock                                 6,982        6,452
Bank owned life insurance                                                         9,040        8,866
Premises and equipment, net                                                       1,021        1,170
Accrued interest receivable                                                       2,749        2,709
Other assets                                                                      2,376        2,554
                                                                              ---------    ---------
        Total assets                                                          $ 533,270    $ 529,100
                                                                              =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
   Non-interest bearing deposits                                              $  19,388    $  15,355
   Interest bearing deposits                                                    351,305      353,603
                                                                              ---------    ---------
        Total deposits                                                          370,693      368,958

Securities sold under agreements to repurchase                                    7,758        8,721
Short-term debt                                                                  44,100        4,200
Long-term debt                                                                   66,792       90,848
Junior subordinated debentures                                                   10,187       10,187
Accrued interest payable                                                            727          817
Other liabilities                                                                 1,370        1,024
                                                                              ---------    ---------
        Total liabilities                                                       501,627      484,755
                                                                              ---------    ---------
Stockholders' Equity
   Preferred stock, par value $0.10 per share: authorized 5,000,000 shares;
   issued and outstanding -0- shares                                                 --           --

   Common stock, par value $0.10 per share: authorized 15,000,000 shares;
      issued 7,661,515 shares in 2006 and 7,551,249 shares in 2005;
      outstanding 6,054,650 shares in 2006 and 7,424,048 shares in 2005             766          755
   Additional paid-in capital                                                    36,019       35,157
   Unallocated ESOP shares, 25,294 shares in 2006, 25,087 shares
      in 2005, at cost                                                             (200)        (200)
   Allocated undistributed SERP shares, 12,713 shares
      in 2006 and 2005, at cost                                                    (109)        (109)
   Retained earnings                                                             10,115       10,072
   Accumulated other comprehensive loss                                            (952)        (541)
   Treasury stock, 1,568,858 shares in 2006, 89,401 shares in 2005, at cost     (13,996)        (789)
                                                                              ---------    ---------
        Total stockholders' equity                                               31,643       44,345
                                                                              ---------    ---------
        Total liabilities and stockholders' equity                            $ 533,270    $ 529,100
                                                                              =========    =========

                  See notes to unaudited financial statements.

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              -------------------    --------------------
                                                                    JUNE 30,               JUNE 30,
                                                                2006       2005        2006        2005
                                                              --------   --------    --------    --------
Interest Income
   Loans receivable, including fees                           $  4,782   $  3,974    $  9,467    $  7,617
   Investment securities                                         2,175      2,029       4,280       4,139
   Other                                                             2         16          14          21
                                                              --------   --------    --------    --------

     Total interest income                                       6,959      6,019      13,761      11,777
                                                              --------   --------    --------    --------
Interest Expense
   Deposits                                                      3,098      2,111       6,002       3,984
   Short-term debt                                                 447         57         573          75
   Long-term debt                                                  842      1,093       1,848       2,175
   Junior subordinated debentures                                  153        153         306         306
                                                              --------   --------    --------    --------
     Total interest expense                                      4,540      3,414       8,729       6,540
                                                              --------   --------    --------    --------
       Net interest income                                       2,419      2,605       5,032       5,237

Provision for loan losses                                          135        168         263         304
                                                              --------   --------    --------    --------
       Net interest income after provision for loan losses       2,284      2,437       4,769       4,933
                                                              --------   --------    --------    --------
Non-interest Income
   Service charges on deposit accounts                              49         49         100         102
   Net realized gains on sale of residential mortgage loans         20         21          30          45
   Net gains (losses) on securities available for sale               7         (1)        (83)          8
   Earnings from bank owned life insurance                          87         87         174         174
   Other income                                                     56        112         115         253
                                                              --------   --------    --------    --------
     Total non-interest income                                     219        268         336         582
                                                              --------   --------    --------    --------

Non-interest Expense
   Salaries and employee benefits                                  655        642       1,306       1,265
   Occupancy and equipment                                         212        206         419         405
   Professional fees                                                95         70         201         129
   Marketing and business development                               30         47          59          71
   Product management                                              104        121         207         217
   Data processing                                                 156        160         321         324
   Other operating                                                 271        263         549         510
                                                              --------   --------    --------    --------

     Total non-interest expense                                  1,523      1,509       3,062       2,921
                                                              --------   --------    --------    --------
Income before provision for income taxes                           980      1,196       2,043       2,594
Provision for income taxes                                         295        354         620         790
                                                              --------   --------    --------    --------
       Net income                                             $    685   $    842    $  1,423    $  1,804
                                                              ========   ========    ========    ========

Earnings per share:
   Basic                                                      $   0.11   $   0.11    $   0.22    $   0.24
                                                              ========   ========    ========    ========
  Diluted                                                     $   0.11   $   0.11        0.21    $   0.23
                                                              ========   ========    ========    ========
Cash dividends declared per share                             $   0.04   $     --    $   0.16    $   0.11
                                                              ========   ========    ========    ========


                  See notes to unaudited financial statements.

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                       SHARES OF                                             TREASURY,   ACCUMULATED
                                        COMMON                                               ESOP AND       OTHER
                                         STOCK         COMMON      PAID-IN     RETAINED        SERP     COMPREHENSIVE
                                      OUTSTANDING      STOCK       CAPITAL     EARNINGS       SHARES     INCOME (LOSS)     TOTAL
                                      -----------    ---------    ---------    ---------     ---------     ---------     ---------
Balances, December 31, 2005             7,424,048    $     755    $  35,157    $  10,072     $  (1,098)    $    (541)    $  44,345

Comprehensive income for the
   six months ended June 30, 2006:
   Net income                                  --           --           --        1,423            --            --         1,423
   Net change in unrealized
   losses  on securities available
   for sale, net of reclassification
   adjustment and tax effect                   --           --           --           --            --          (411)         (411)
                                                                                                                         ---------
Total comprehensive income                     --           --           --           --            --            --         1,012

Dividends declared                             --           --           --       (1,380)           --            --        (1,380)
Dividends reinvested                       61,701            6          470           --            --            --           476
Optional purchase through DRIP             48,358            5          363           --            --            --           368
Purchase of treasury shares            (1,479,457)          --           --           --       (13,207)           --       (13,207)
Option expense recognized in
     current period                            --           --           29           --            --            --            29
                                       ----------    ---------    ---------    ---------     ---------     ---------     ---------

Balances, June 30, 2006                 6,054,650    $     766    $  36,019    $  10,115     $ (14,305)         (952)    $  31,643
                                       ==========    =========    =========    =========     =========     =========     =========


                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ---------------------
                                                                                     2006         2005
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                    $  1,423     $  1,804
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                     263          304
          Depreciation and amortization                                                 242          234
          Deferred income tax expense                                                   196          314
          Income tax benefit on stock options exercised                                  --           11
          Option expense recognized in earnings                                          29           --
          Proceeds from sale of residential mortgage loans held for sale              5,110        4,466
          Net realized gain on sale of loans                                            (30)         (45)
          Origination of residential mortgage loans held for sale                    (5,080)      (4,421)
          Net amortization of securities premiums and discounts                         791          702
          Net (gains) losses on available for sale securities                            83           (8)
          Earnings from bank owned life insurance                                      (174)        (174)
          Increase in accrued interest receivable                                       (40)        (129)
          (Increase) decrease in other assets                                           178         (531)
          Increase (decrease) in accrued interest payable                               (90)          93
          Increase (decrease) in other liabilities                                      346         (464)
                                                                                   --------     --------
               Net cash provided by operating activities                              3,247        2,156
                                                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                                  (8,166)     (40,508)
          Maturities and principal repayments                                        19,182       21,226
          Sales                                                                         563       27,964
      Securities held to maturity:
          Purchases                                                                    (970)     (10,144)
          Maturities and principal repayments                                           258       10,494
      Net increase in loans receivable                                              (14,286)     (29,726)
      Purchase of premises and equipment                                                (93)        (133)
      Purchase of restricted investment in bank stock                                (5,782)      (2,456)
      Redemption of restricted investment in bank stock                               5,252        2,544
                                                                                   --------     --------
                Net cash used in investing activities                                (4,042)     (20,739)
                                                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in demand and savings deposits                                   (15,738)      (9,443)
      Net increase in time deposits                                                  17,473       22,122
      Net increase (decrease) in securities sold under agreements to repurchase        (963)       3,245
      Net increase in short-term debt                                                39,900           --
      Proceeds from long-term debt                                                    4,000           --
      Repayments on long-term debt                                                  (28,056)        (136)
      Cash dividends paid                                                            (1,380)        (795)
      Acquisition of treasury, ESOP and SERP shares                                 (13,207)        (812)
      Issuance of common stock                                                          844        2,423
                                                                                   --------     --------
                Net cash provided by financing activities                             2,873       16,604
                                                                                   --------     --------
                Increase (decrease) in cash and cash equivalents                      2,078       (1,979)
Cash and cash equivalents at beginning of year                                        3,782        6,726
                                                                                   --------     --------

Cash and cash equivalents at end of period                                         $  5,860     $  4,747
                                                                                   ========     ========

Supplementary disclosures:
     Interest paid on deposits and borrowings                                      $  8,819     $  6,447
                                                                                   ========     ========

     Income taxes paid                                                             $    964     $  1,044
                                                                                   ========     ========

                  See notes to unaudited financial statements.

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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $8.9 million of standby letters of credit outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the "treasury stock" method. Options to purchase 124,588 shares of common stock at prices from $8.44 to $9.42 that were outstanding for the three and six months ended June 30, 2006 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 58,588 shares of common stock at prices from $9.08 to $9.42 that were outstanding for the three and six months ended June 30, 2005 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Potential common shares also include the junior subordinated debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30,            JUNE 30,
                                                               ----------------    ----------------
                                                                2006      2005      2006      2005
                                                               ------    ------    ------    ------
                                                              (In Thousands, Except Per Share Data)
         Numerator-basic earnings per share, net income        $  685    $  842    $1,423    $1,804
           Interest paid on junior subordinated debentures,
             net of tax effect                                    101       101       202       202
                                                               ------    ------    ------    ------
         Numerator-diluted earnings per share                     786       943    $1,625    $2,006
                                                               ======    ======    ======    ======

         Denominator:
            Average basic shares outstanding                    6,054     7,480     6,445     7,413
            Average dilutive option effect                         35        41        35        41
            Average dilutive junior subordinated debenture
              effect                                            1,198     1,198     1,198     1,198
                                                               ------    ------    ------    ------
            Average diluted shares outstanding                  7,287     8,719     7,678     8,652
                                                               ======    ======    ======    ======

         Earnings per common share:
            Basic                                              $ 0.11    $ 0.11    $ 0.22    $ 0.24
                                                               ======    ======    ======    ======

            Diluted                                            $ 0.11    $ 0.11    $ 0.21    $ 0.23
                                                               ======    ======    ======    ======

 4.      Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the six-month periods ended June 30, 2006 and 2005 were as follows:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        -------------------     -------------------
                                                          2006        2005        2006       2005
                                                        -------     -------     -------     -------
                                                                       (In Thousands)
         Net income                                     $   685     $   842     $ 1,423     $ 1,804

         Other comprehensive loss:
             Unrealized holding losses on
                 available for sale securities           (1,028)       (242)       (706)       (948)

          Reclassification adjustment for net losses
             realized in net income                          (7)          1          83          (8)
                                                        -------     -------     -------     -------
          Other comprehensive loss before
                 taxes                                   (1,035)       (241)       (623)       (956)

          Income tax  benefit related to other
                 comprehensive loss                         359          83         212         325
                                                        -------     -------     -------     -------
         Other comprehensive loss                          (676)       (158)       (411)       (631)
                                                        -------     -------     -------     -------

                  Total comprehensive income            $     9     $   684     $ 1,012     $ 1,173
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

         The Company adopted FASB Statement No 123(R), "Share Based Payment" on January 1, 2006 using the modified prospective method. Under the provisions of the modified prospective method, prior periods have not been restated. Prior to the adoption of FASB Statement No. 123(R), the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

                                                                       THREE MONTHS    SIX MONTHS
                                                                         ENDED           ENDED
                                                                        JUNE 30,        JUNE 30,
                                                                          2005            2005
                                                                       ----------      ----------
                                                                         (In Thousands, Except
                                                                            Per Share Data)
         Net income, as reported                                       $      842      $    1,804
         Deduct: total stock based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects                                         (6)            (13)
                                                                       ----------      ----------
         Pro forma net income                                          $      836      $    1,791
                                                                       ==========      ==========

         Earnings per share:
            As reported:
              Basic                                                    $     0.11      $     0.24
              Diluted                                                  $     0.11      $     0.23
             Pro forma:
              Basic                                                    $     0.11      $     0.24
              Diluted                                                  $     0.11      $     0.23


         The Plan authorizes the issuance of options to purchase 393,081 shares of common stock at June 30, 2006. At that date 163,493 options were available for future grants.

         The fair value of the options granted during the six months ended June 30, 2006 and 2005 was calculated using the Black-Scholes option pricing model with the following assumptions:

                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                    2006              2005
                                                  -------           -------
               Expected dividend rate               1.50%              1.30%
               Stock price volatility              26.24%             24.73%
               Risk free interest rate              4.33%              4.28%
               Expected life                      9.0 yrs            8.4 yrs

         For the six months ended June 30, 2006, stock option compensation expense of $29,000 was recognized in connection with the option plans. There was no tax benefit recognized relative to stock options during the six months ended June 30, 2006 and 2005. At June 30, 2006, compensation expense related to non-vested stock option grants aggregated to $130,000 and will be recognized in income over the expected life of the options.

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

8.       Senior Executive Retirement Plan

         In January 2003, the Company established a Senior Executive Retirement Plan ("SERP") as a means to attract and retain talented management. The SERP is a non-contributory defined contribution plan providing for contributions at the discretion of the Board of Directors on an annual basis. Contributions to the plan vest ratably over ten years. Participants in the SERP may elect to have their plan benefits held in stock of the Company through a Trust. At June 30, 2006, the Trust holds 12,713 shares of Company common stock for the benefit of plan participants. Contribution expense included in income for the three and six months ended June 30, 2006, totaled $6,000 and 11,000, respectively. Contribution expense included in income for the three and six months ended June 30, 2005 totaled $6,000 and 13,000, respectively.

9.       Repurchase of Common Shares From Related Parties

         On February 16, 2006, the Company entered into an agreement to purchase, and did purchase, 1,444,444 shares of the Company's common stock at a per share price of $8.94 and an aggregate price of $12,913,330. The sellers were (i) the brother and the mother of the Chief Executive Officer, both directors of the Company at the time of sale, and (ii) certain other family members of the Chief Executive Officer.

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

         In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


         In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

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

         STOCK BASED COMPENSATION. The Company has a non-qualified stock option plan for which we follow the requirements of FASB Statement No. 123(R), "Accounting for Stock-Based Compensation." Accordingly, we have included in compensation expense the amount of $14,000 and $29,000, respectively, for the three and six months ended June 30, 2006. We adopted FASB Statement No. 123(R) on January 1, 2006. For periods prior to January 1, 2006, we followed the disclosure guidance of APB No. 25.

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

         In management's opinion, the unrealized losses at June 30, 2006 reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the intent and ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of these securities.


RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

OVERVIEW

For the six months ended June 30, 2006, the Company reported net income of $1,423,000, or $0.21 per diluted share, for an annualized return on average assets of 0.54% and an annualized return on average equity of 8.01%. This is a decrease of $381,000, or 21.1%, from net income for the same six-month period in 2005 of $1,804,000, or $0.23 per diluted share. The decrease in net income was primarily the result of a decrease in net interest income of $205,000, an impairment charge recognized on an available for sale security and professional fees incurred in connection with the repurchase of 1,444,000 shares of the Company's common stock. Net income was also negatively impacted by a decrease of $138,000 in other income.

For the three months ended June 30, 2006, the Company reported net income of $685,000, or $0.11 per diluted share, for an annualized return on average assets of 0.52% and an annualized return on average equity of 7.71%. This is a decrease of $157,000, or 18.7%, from net income for the same three-month period in 2005 of $842,000, or $0.11 per diluted share. The decrease was primarily the result of a decrease in net interest income of $186,000. Net income was also negatively impacted by a decrease of $56,000 in other income.

On February 16, 2006, the Company entered into an agreement to purchase, and did purchase, 1,444,444 shares of the Company's common stock at a per share price of $8.94 and an aggregate price of $12,913,330. The sellers were (i) the brother and the mother of the Chief Executive Officer, both directors of the Company at the time of sale, and (ii) certain other family members of the Chief Executive Officer.

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

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $205,000, or 3.9%, to $5,032,000 for the six months ended June 30, 2006 compared to $5,237,000 for the same period in 2005. Average interest-earning assets grew to $508.0 million for the six months ended June 30, 2006, an increase of $9.8 million, or 2.0%, as compared to the average of $497.8 million for the six months ended June 30, 2005. Average interest-bearing liabilities grew to $471.6 million for the six months ended June 30, 2006, an increase of $18.3 million, or 4.0%, compared to the average of $453.3 million for the six months ended June 30, 2005. The yield on average interest-earning assets was 5.42% for the six months ended June 30, 2006, an increase of 69 basis points from the yield of 4.73% for the six months ended June 30, 2005. The cost of funds was 3.70% for the six months ended June 30, 2006, an increase of 81 basis points from the cost of 2.89% for the six months ended June 30, 2005. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.98% for the six months ended June 30, 2006, as compared to 2.10% for the same period in 2005, a decrease of 12 basis points. The decrease in the net interest margin resulted from the flat Treasury yield curve. Most community banks, including American Bank, price many loans off the five- and ten-year Treasury note and price deposits off the three-month to two-year Treasury note. The flat yield curve decreases the spread between the yield on assets and the cost of deposits. Partially offsetting the decrease in the net interest margin was a change in the mix of the balance sheet with a greater percentage of assets being in loans and a smaller percentage being in securities than at June 30, 2005. Loans generally have higher interest rates than securities and accordingly generate more interest income.

Net interest income decreased by $186,000, or 7.1%, to $2,419,000 for the three months ended June 30, 2006 compared to $2,605,000 for the same period in 2005. Average interest-earning assets grew to $508.3 million for the three months ended June 30, 2006, an increase of $9.4 million, or 1.9%, as compared to the average of $498.9 million for the three months ended June 30, 2005. Average interest-bearing liabilities grew to $473.9 million for the three months ended June 30, 2006, an increase of $20.9 million, or 4.6%, compared to the average of $453.0 million for the three months ended June 30, 2005. The yield on average interest-earning assets was 5.48% for the three months ended June 30, 2006, an increase of 65 basis points from the yield of 4.83% for the three months ended June 30, 2005. The cost of funds was 3.83% for the three months ended June 30, 2006, an increase of 82 basis points from the cost of 3.01% for the three months ended June 30, 2005. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.90% for the three months ended June 30, 2006, as compared to 2.09% for the same period in 2005, a decrease of nineteen basis points. The decrease in the net interest margin resulted from the flat Treasury yield curve over the past year.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005 are presented on a comparative basis in the following table:

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------------------
                                                                2006                                   2005
                                                 ----------------------------------      ---------------------------------
                                                              INTEREST                               INTEREST
                                                 AVERAGE      INCOME /     AVERAGE       AVERAGE     INCOME /     AVERAGE
                                                 BALANCES     EXPENSE      RATES(1)      BALANCES    EXPENSE      RATES(1)
                                                 --------     --------     --------      ---------   --------     --------
                                                                              (Dollars In Thousands)
Interest-earning assets
     Interest-earning bank balances and
         securities purchased under
         agreements to resell                    $    553     $     14         5.06%     $   1,979   $     21         2.12%
     Loans, net                                   306,484        9,467         6.18        255,040      7,617         5.97
     Investment securities                        110,656        2,566         4.64        103,869      1,988         3.83
     Mortgage backed securities                    83,601        1,570         3.76        130,215      2,029         3.12
     Restricted investments in
         correspondent bank stock                   6,256          144         4.60          6,732        122         3.62
                                                 --------     --------     --------      ---------   --------     --------
            Total interest-earnings assets        507,550       13,761         5.42        497,835     11,777         4.73
                                                 --------     --------     --------      ---------   --------     --------
Interest-bearing liabilities
     Checking                                      85,438        1,038         2.43        100,956        822         1.63
     Savings                                      110,706        1,688         3.05        103,112        931         1.81
     Certificates of deposit                      161,540        3,276         4.06        133,265      2,231         3.35
     Borrowings                                   113,923        2,727         4.79        116,001      2,556         4.41
                                                 --------     --------     --------      ---------   --------     --------

            Total interest-bearing liabilities    471,607        8,729         3.70        453,334      6,540         2.89
                                                 --------     --------     --------      ---------   --------     --------
Net earning assets                               $ 35,943           --           --      $  44,501         --           --
                                                 ========     ========     ========      =========   ========     ========
Net interest income                              $     --     $  5,032           --             --   $  5,237           --
                                                 ========     ========     ========      =========   ========     ========
Net interest spread                                    --           --         1.72%            --         --         1.84%
                                                 ========     ========     ========      =========   ========     ========
Net interest margin                                    --           --         1.98%            --         --         2.10%
                                                 ========     ========     ========      =========   ========     ========
Ratio of interest-earning assets to
    Interest-bearing liabilities                    107.6%          --           --          109.8%        --           --
                                                 ========     ========     ========      =========   ========     ========

-------------

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

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------------
                                                             2006 VS. 2005
                                               -----------------------------------------
                                               INCREASE/(DECREASE) DUE TO        TOTAL
                                               -------------------------        INCREASE/
                                               VOLUME            RATE           (DECREASE)
                                               -------          -------          -------
                                                            (In Thousands)
         Interest-earning assets:
         Interest-earning bank balances and
             securities purchased under
             agreements to resell              $   (30)         $    23          $    (7)
         Loans, net                              1,560              290            1,850
         Investment securities                     147              431              578
         Mortgage backed securities               (727)             268             (459)
         Restricted investment in
              correspondent bank stock              --               --               --
                                                    (9)              31               22
                                               -------          -------          -------
         Total interest-earning assets             941            1,043            1,984
                                               -------          -------          -------
         Interest-bearing liabilities:
         Checking                                 (156)             372              216
         Savings                                    89              668              757
         Certificates of deposit                   523              522            1,045
         Borrowings                                (46)             217              171
                                               -------          -------          -------
         Total interest-bearing liabilities        410            1,779            2,189
                                               -------          -------          -------
         Net interest income                   $   531          $  (736)         $  (205)
                                               =======          =======          =======

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses, which is the estimated amount necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations, we recorded a provision of $263,000 for the six months ended June 30, 2006 compared to $304,000 for the six months ended June 30, 2005.

We had no charge-offs and no recoveries during the six months ended June 30, 2006 and 2005.

NON-INTEREST INCOME

Total non-interest income for six months ended June 30, 2006 was $336,000, a decrease of $246,000, or 42.3%, compared to $582,000 for the six months ended June 30, 2005. The Company recorded an impairment charge on an available for sale security in the amount of $145,000 during the six months ended June 30, 2006. This resulted in a net loss on securities available for sale of $83,000 for the six months ended June 30, 2006, compared to a gain of $8,000 on the sale of securities for the six months ended June 30, 2005. Management determined that Fannie Mae Preferred Stock Series F was other than temporarily impaired at March 31, 2006 and wrote down the book value of the security to market value at that date. Service charges on deposit accounts decreased $2,000 to $100,000 in the 2006 period compared to $102,000 in the 2005 period. Gains on sale of loans for the six months ended June 30, 2006 were $30,000, a decrease of $15,000, or 33.3%, compared to $45,000 for the six months ended June 30, 2005, the result of a slow down in residential mortgage loan originations and customer refinancing activity. The Company sells a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Earnings from bank owned life insurance was $174,000 in each six-month period. Other non-interest income amounted to $115,000 for the six months ended June 30, 2006, a decrease of $138,000 or 54.5%, from the $253,000 recorded for the six months ended June 30, 2005. The six months ended June 30, 2005 included $130,000 of fees generated subsequent to the pay-off of an equipment loan, whereby the Bank continued to generate fee income after the loan was paid off.

Total non-interest income for the three months ended June 30, 2006 was $219,000, a decrease of $49,000, or 18.3%, compared to $268,000 for the three months ended June 30, 2005. Service charges on deposit accounts were $49,000 for each three-month period. Gains on sale of loans for the three months ended June 30, 2006, were $20,000, a decrease of $1,000, or 4.8%, compared to $21,000 for the three months ended June 30, 2005, the result of a slow down in residential mortgage loan originations. The Company sells a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Gains on sales of securities available for sale increased by $8,000 for the 2006 quarter compared to the 2005 quarter. Earnings from bank owned life insurance was $87,000 in each three-month period. Other non-interest income amounted to $56,000 for the three months ended June 30, 2006, a decrease of $56,000, or 50.0%, from the $112,000 recorded for the three months ended June 30, 2005. The three months ended June 30, 2005 included $47,000 of fees generated subsequent to the pay-off of an equipment loan, whereby the Bank continued to generate fee income after the loan was paid off.

NON-INTEREST EXPENSE

Total non-interest expense for the six months ended June 30, 2006 increased $141,000, or 4.8%, to $3,062,000 from $2,921,000 for the six months ended June
30, 2005. Salaries and benefits for the 2006 period totaled $1,306,000, an increase of $41,000, or 3.2%, compared to the same six months in 2005, due to merit pay increases and higher benefit costs. Occupancy and equipment expense increased $14,000, or 3.5%, from the same six-month period in 2005, due to contractual increases in rents paid for our premises. Professional fees increased by $72,000, or 55.8%, to $201,000, for the six months ended June 30, 2006, compared to $129,000 for the six months ended June 30, 2005. The increase resulted, in part, from legal and other fees associated with the repurchase of
1.44 million shares of the Company's common stock and from amendments to the Dividend Reinvestment Plan and corporate governance policies. Marketing and business development expense decreased $12,000, to $59,000, for the current six months due to a decrease in advertising. Product management costs decreased $14,000, or 6.5%, due to decreases in the cost of our internet bill payment services offered to checking account customers. Data processing expense decreased $3,000 in the 2006 period compared to the same period in 2005. Other operating expense increased $39,000 to $549,000 for the six months ended June 30, 2006, from $510,000 for the six months ended June 30, 2005, due to increases in the Pennsylvania Bank Shares tax, directors fees, postage and supply expense.

Total non-interest expense for the three months ended June 30, 2006 increased $14,000, or 0.9%, to $1,523,000 from $1,509,000 for the three months ended June 30, 2005. Salaries and benefits for the 2006 period totaled $655,000, an increase of $13,000, or 2.02%, compared to the same three months in 2005, due to merit pay increases and higher benefit costs. Occupancy and equipment expense increased $6,000, or 2.9%, from the same three-month period in 2005, due to contractual increases in rents paid for our premises. Professional fees increased by $25,000, or 35.7%, to $95,000, for the three months ended June 30, 2006, compared to $70,000 for the three months ended June 30, 2005. The increase resulted primarily from legal and other fees for amendments to the Dividend Reinvestment Plan and review of our corporate governance policies. Marketing and business development expense decreased $17,000, to $30,000, for the current three months due to a decrease in advertising. Product management costs decreased $17,000, or 14.0%, due to decreases in the cost of our internet bill payment services offered to checking account customers. Data processing expense decreased $4,000 in the 2006 period compared to the same period in 2005. Other operating expense increased $8,000 to $271,000 for the three months ended June 30, 2006, from $263,000 for the three months ended June 30, 2005, due to increases in the Pennsylvania Bank Shares tax, directors fees, postage and supply expense.

INCOME TAX EXPENSE

Income tax expense for the six months ended June 30, 2006 amounted to $620,000, a decrease of $170,000 from the $790,000 incurred for the six months ended June 30, 2005, due primarily to the decrease in pre-tax income. Our effective tax rate for the six months ended June 30, 2006 was 30.3%, compared to 30.5% for the six months ended June 30, 2005.

Income tax expense for the three months ended June 30, 2006 amounted to $295,000, a decrease of $59,000 from the $354,000 incurred for the three months ended June 30, 2005, due primarily to the decrease in pre-tax income. Our effective tax rate for the three months ended June 30, 2006 was 30.1%, compared to 29.6% for the three months ended June 30, 2005.

FINANCIAL CONDITION

OVERVIEW

Total assets increased to $533.3 million at June 30, 2006, from $529.1 million at December 31, 2005, an increase of $4.2 million, or 0.8%. Investment securities decreased by $12.4 million, or 6.1%, to $189.8 million at June 30, 2006, compared to $202.2 million at December 31, 2005. Net loans outstanding increased by $14.0 million, or 4.6%, to $315.4 million at June 30, 2006, compared to $301.4 million at December 31, 2005. Cash and overnight investments increased by $2.1 million, or 55.3%, to $5.9 million at June 30, 2006 from $3.8 million at December 31, 2005.

Deposits increased by $1.7 million, or 0.5%, to $370.7 million at June 30, 2006, from $369.0 million at December 31, 2005. Borrowed funds increased $14.9 million, or 13.1%, to $128.8 million at June 30, 2006 from $114.0 million at December 31, 2005. The increase in borrowed money was used to fund balance sheet growth and to pay for the repurchase of 1.44 million shares of the Company's common stock.


LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at June 30, 2006 were $315.4 million, an increase of $14.0 million, or 4.6%, compared to the December 31, 2005 balance of $301.4 million. Loans receivable, net, represented 59.1% of total assets at June 30, 2006, compared to 57.0% of total assets at December 31, 2005. The increase in commercial real estate and commercial business loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The decrease in the residential real estate loans reflects the slow down in refinancing activity that resulted from increasing interest rates.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 2006, compared to December 31, 2005:

                                                        AT JUNE 30, 2006                 AT DECEMBER 31, 2005
                                                  ----------------------------         ------------------------
                                                    AMOUNT            PERCENT            AMOUNT        PERCENT
                                                  ----------        ----------         ----------    ----------
                                                                      (Dollars In Thousands)
         Real Estate Loans:
         Commercial  (1)                          $  149,921              47.1%        $  134,191          44.2%
                                                  ----------        ----------         ----------    ----------
         Residential (2)                              90,445              28.4             93,411          30.7
            Total real estate loans                  240,366              75.5            227,602          74.9
         Other Loans:

         Consumer                                     16,358               5.1             18,265           6.0
         Commercial                                   61,614              19.4             58,184          19.1
                                                  ----------        ----------         ----------    ----------
            Total other loans                         77,972              24.5             76,449          25.1
                                                  ----------        ----------         ----------    ----------
         Total loans receivable                      318,338             100.0%           304,051         100.0%
                                                  ----------        ----------         ----------    ----------

         Deferred costs                                  735                --                736            --
         Allowance for loan losses                    (3,656)               --             (3,393)           --
                                                  ----------        ----------         ----------    ----------
            Total loans receivable, net           $  315,417                --         $  301,394            --
                                                  ==========        ==========         ==========    ==========

----------
(1) Commercial real estate loans include multi-family residential real estate loans.

(2) Residential real estate loans include one-to four-family real estate loans and residential construction loans.

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

Our evaluation of the adequacy of the allowance for loan losses includes a review of all loans on at least a monthly basis. For residential mortgage loans and consumer loans, the primary factors used to determine the adequacy of the allowance are delinquency, collateral value, general economic conditions and, where applicable, individual borrower information that is known to us. For commercial loans and commercial real estate loans, the review includes financial performance of the borrower, payment history, collateral value, general economic conditions and more specific economic conditions affecting specific industries or business activities of the borrowers within the portfolio segments.

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of June 30, 2006, had recorded charge-offs on five loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

At June 30, 2006 and December 31, 2005, we had an allowance for loan losses of approximately $3,656,000 and $3,393,000, respectively. Management believes that the allowance for loan losses at June 30, 2006 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2006:

                                                              PERCENT OF
                                                               LOANS IN
                                                  LOANS         EACH
                                 AMOUNT OF     LOAN AMOUNTS  CATEGORY TO
                                 ALLOWANCE     BY CATEGORY   TOTAL LOANS
                                 ---------     -----------   -----------
                                           (Dollars In Thousands)

         Commercial              $     799     $    61,614          19.4%
         Commercial mortgage         2,058         149,921          47.1
         Residential mortgage          452          90,445          28.4
         Consumer                      130          16,358           5.1
         Unallocated                   217              --            --
                                 ---------     -----------   -----------
              Total              $   3,656     $   318,338         100.0%
                                 =========     ===========   ===========

The following table summarizes the allocation of the allowance for loan losses at December 31, 2005:

                                                              PERCENT OF
                                                               LOANS IN
                                                  LOANS         EACH
                                 AMOUNT OF     LOAN AMOUNTS  CATEGORY TO
                                 ALLOWANCE     BY CATEGORY   TOTAL LOANS
                                 ---------     -----------   -----------
                                           (Dollars In Thousands)

         Commercial               $    781     $    58,184          19.1%
         Commercial mortgage         1,801         134,191          44.2
         Residential mortgage          467          93,411          30.7
         Consumer                      163          18,265           6.0

         Unallocated                   181              --            --
                                 ---------     -----------   -----------

                  Total          $   3,393     $   304,051         100.0%
                                 =========     ===========   ===========

The following table summarizes the transactions in the allowance for loan losses for the six months ended June 30, 2006 and 2005:

                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                            2006         2005
                                                         ---------     --------
                                                         (Dollars In Thousands)

         Balance at beginning of period                  $   3,393     $  2,768
         Provision for loan losses                             263          304
         Recoveries                                             --           --
                                                                --           --
                                                         ---------     --------
         Balance at end of period                        $   3,656     $  3,072
                                                         =========     ========

         Percent of net recoveries to average total loans      n/a          n/a

         Percent of allowance to non-performing loans      9,140.0%     7,475.8%


INVESTMENT SECURITIES

Total investment securities decreased by $12.4 million, or 6.1%, to $189.8 million at June 30, 2006 from $202.2 million at December 31, 2005. Investment securities classified as available for sale decreased by $13.0 million, or 6.9%, to $175.7 million, while investment securities classified as held to maturity increased by $657,000, or 4.9%, to $14.1 million.

The following table presents the amortized cost and the fair values at June 30, 2006 and December 31, 2005, respectively, for each major category of the Company's investment portfolio:

                                                            AT JUNE 30, 2006
                                              ---------------------------------------------
                                                           GROSS       GROSS
                                              AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                COST       GAINS       LOSSES       VALUE
                                              --------    --------    --------     --------
                                                              (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies          $ 63,489    $     --    $ (1,162)    $ 62,327
            Mortgage backed securities          78,896         151        (790)      78,257
            U.S. Government agency
                preferred stock                  2,160          47         (90)       2,117
            Common stock                         5,735         690         (70)       6,355
            Trust preferred obligations         26,804          59        (233)      26,630
                                              --------    --------    --------     --------
              Total                           $177,084    $    947    $ (2,345)     175,686
                                              ========    ========    ========     ========

         Held to maturity:
         -----------------
            Trust preferred obligations       $ 12,271    $    336    $    (30)    $ 12,577
            Mortgage backed securities           1,318           7          (2)       1,323
            Other                                  550          --          (9)         541
                                              --------    --------    --------     --------
              Total                           $ 14,139    $    343    $    (41)    $ 14,441
                                              ========    ========    ========     ========

                                                         AT DECEMBER 31, 2005
                                            ------------------------------------------------
                                                           GROSS       GROSS
                                            AMORTIZED    UNREALIZED  UNREALIZED      FAIR
                                              COST         GAINS       LOSSES        VALUE
                                            --------     --------     --------      --------
                                                              (In Thousands)
         Available for sale securities:

            U.S. Government agencies        $ 63,489     $     --     $   (813)     $ 62,676
            Mortgage backed securities        90,036          169         (708)       89,497
            U.S. Government agency
                preferred stock                2,305           --         (224)        2,081
            Common stock                       6,214          970           (8)        7,176
            Trust preferred obligations       27,468           97         (304)       27,261
                                            --------     --------     --------      --------
              Total                         $189,512     $  1,236     $ (2,057)     $188,691
                                            ========     ========     ========      ========
         Held to maturity:
            Trust preferred obligations     $ 11,355     $    546     $    (24)     $ 11,877
            Mortgage backed securities         1,577           17           --         1,594
            Other                                550           --           (9)          541
                                            --------     --------     --------      --------
              Total                         $ 13,482     $    563     $    (33)     $ 14,012
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

At June 30, 2006, management believes that the unrealized losses on investment securities reflect changes in interest rates subsequent to the acquisition of specific securities and are temporary in nature. Management believes that the Company has the intent and ability to hold these securities until the market value recovers or maturity.

At March 31, 2006, management determined that Fannie Mae Series F preferred stock was other than temporarily impaired. The dividend rate on this security reset on March 31, 2006 to a rate equal to the two-year Treasury note minus 16 basis points. The security does not have a maturity date. The recovery of market value did not occur as expected. Management recorded a charge to earnings in the amount of $145,000 to record the carry value of the security to market value at March 31, 2006.

At December 31, 2005, management determined that one security was other than temporarily impaired and recorded an impairment charge of $199,000 in the fourth quarter of 2005. Freddie Mac Series M preferred stock had been in an unrealized loss position for longer than twelve months. The security pays dividends at the rate of the two-year Treasury note plus 10 basis points and resets every two years. The security does not have a maturity date. At December 31, 2005, the Company determined that this security was other than temporarily impaired based upon management no longer being able to determine when a recovery in market value was expected to occur and therefore not able to determine its intent and ability to hold the security until such recovery.

DEPOSITS

Total deposits increased by $1.7 million, or 0.5%, to $370.7 million at June 30, 2006 from the December 31, 2005 balance of $369.0 million. Demand deposits increased $4.0 million, or 26.0%, to $19.4 million at June 30, 2006, from $15.4 million at December 31, 2005. Interest-bearing checking accounts decreased $9.9 million, or 11.0%, to $80.4 million, compared to $90.3 million at December 31, 2005. Savings accounts, including money market accounts, decreased $9.9 million, or 9.0%, to $100.0 million from the balance of $109.9 million at December 31, 2005. Total certificates of deposit increased by $17.5 million, or 11.4%, to $170.9 million from the December 31, 2005 balance of $153.4 million.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                 JUNE 30, 2006                    DECEMBER 31, 2005
                                                      ---------------------------------  -------------------------------
                                                       AMOUNT     PERCENT      RATE       AMOUNT     PERCENT      RATE
                                                      --------    --------   --------    --------    --------   --------
                                                                            (Dollars In Thousands)
         Demand, non-interest-bearing                 $ 19,388         5.2%      --%     $ 15,355         4.2%        --%

         Demand, interest-bearing                       80,446        21.7       2.40      90,296        24.5       1.84
         Savings, including money market accounts       99,959        27.0       3.43     109,880        29.8       2.18
         Certificates of deposit                       170,900        46.1       4.75     153,427        41.5       3.60
                                                      --------    --------   --------    --------    --------   --------
         Total deposits                               $370,693       100.0%      3.64%   $368,958       100.0%      2.56%
                                                      ========    ========   ========    ========    ========   ========

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase, short- and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB") and a term note from a third party bank.

Securities sold under agreements to repurchase totaled $7.8 million at June 30, 2006, a decrease of $963,000, or 11.0%, from the total of $8.7 million at December 31, 2005. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of June 30, 2006 and December 31, 2005, short-term borrowings consisted of overnight advances from the FHLB. Short-term debt totaled $44.1 million at June 30, 2006, an increase of $39.9 million, or 950.0%, from the total of $4.2 million at December 31, 2005. The proceeds from the increase in short-term debt was used to repay $28.0 million of convertible advances that the FHLB elected to convert to variable rates. The Bank elected to repay the debt without prepayment penalties.

At June 30, 2006, long-term debt consisted of; i) a $292,000 fixed-rate advance, with a rate of 5.24% that amortizes on a monthly basis and fully amortizes by September 2008; ii) a loan from a third party bank in the amount of $4.0 million, with interest payable monthly at 30-day LIBOR plus 50 basis points through December 31, 2006 and 30-day LIBOR plus 100 basis points through December 31, 2007, at which time the loan matures and the principal becomes due; and iii) $62.5 million of convertible advances from the FHLB that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 16 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.83%. During the six-month period ended June 30, 2006, the FHLB elected to convert three of these advances, in the amount of $28.0 million, to a variable rate, which the Bank elected to repay without penalty.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of June 30, 2006, the Bank's maximum borrowing capacity was $240.0 million.

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

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46, as revised, (FIN 46R) which provides guidance for the consolidation of variable interest entities (VIEs). In accordance with the provisions of FIN 46R, the Trust and the underlying securities are not consolidated with the Company's financial statements. Please refer to Note 10 to the Consolidated Financial Statements for the year ended December 31, 2004 included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 for additional discussion of FIN 46R.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2006, all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at June 30, 2006 was $31.6 million, a decrease of $12.7 million, or 28.7%, from the December 31, 2005 balance of $44.3 million. The decrease resulted primarily from the repurchase of 1,479,457 shares, totaling $13.2 million, of the Company's common stock. Stockholders' equity was also reduced by the payment of $1.3 million of dividends and an increase of $411,000, net of tax, in unrealized losses on available for sale securities.
Stockholders' equity was increased by net income of $1,423,000, reinvestment of dividends of $472,000 and optional cash purchases of common stock of $368,000.

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

At June 30, 2006, we had one loan delinquent more than 30 days and still accruing interest. The balance on that loan was $243,000. At December 31, 2005, we had no loans that were delinquent more than 30 days and still accruing interest. At June 30, 2006 and December 31, 2005, we had two loans with an unpaid balance of $40,000 that were classified as non-performing and in the process of foreclosure.

During the six-month periods ended June 30, 2006 and 2005 we did not charge off any loans.

During the six-month periods ended June 30, 2006 and 2005 we had no recoveries of charged-off loans.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At June 30, 2006, we had seven loans totaling $2,908,000 classified as Special Mention, one loan totaling $150,000 classified as Substandard, no loans classified as Doubtful and two loans with a carrying value of $40,000 classified as Loss.

COMMITMENTS AND OFF-BALANCE SHEET TRANSACTIONS

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at June 30, 2006 totaled $66.9 million. This consisted of $19.7 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $38.3 million under lines of credit, including $6.6 million in home equity lines of credit and $8.9 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                 June 30, 2006
                           ------------------------------------------------------------
                                        Due after   Due after
                                        June 30,     June 30,
                                         2007          2009
                             Due by     through      through      Due after
                            June 30,    June 30,     June 30,      June 30,
                             2007         2009         2011         2011         Total
                           --------     --------     --------     --------     --------
                                                 (In Thousands)
   Time deposits           $123,243     $ 23,994     $ 23,663     $     --     $170,900
   Short-term debt           51,858           --           --           --       51,858
   Long-term debt               116       19,176       32,500       15,000       66,792
   Junior subordinated
   debentures                    --           --           --       10,187       10,187
   Operating leases             385          811          827          181        2,204
                           --------     --------     --------     --------     --------
   Total                   $175,602     $ 43,981     $ 56,990     $ 25,368     $301,941
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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors the level of liquidity as compared to minimum levels established by Board policy. As of June 30, 2006 and December 31, 2005, the Company's level of liquidity was in excess of the minimum established by Board policy.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company and the Bank will be able to meet their cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at June 30, 2006 and December 31, 2005. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                REQUIRED TO BE
                                                                       REQUIRED FOR CAPITAL       CONSIDERED
                                                     ACTUAL             ADEQUACY PURPOSES      "WELL CAPITALIZED"
                                             AMOUNT      PERCENTAGE   AMOUNT     PERCENTAGE   AMOUNT     PERCENTAGE
                                            -------      ----------   ------     ----------   ------     ----------
                                                                   (Dollars In Thousands)
June 30, 2006:
-------------

Total Capital to Risk Weighted Assets:
       Company                              $46,717        12.59%    $29,681        8.00%         n/a          n/a
       Bank                                  45,107        12.20      29,580        8.00      $36,975        10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                               42,782        11.53      14,841        4.00          n/a          n/a
       Bank                                  41,451        11.21      14,790        4.00       22,185         6.00

Leverage Ratio:
       Company                               42,782         8.11      21,103        4.00          n/a          n/a
       Bank                                  41,451         7.96      20,820        4.00       26,025         5.00

December 31, 2005:
------------------

Total Capital to Risk Weighted Assets:
       Company                              $58,876        16.10%    $29,252        8.00%         n/a          n/a
       Bank                                  47,496        13.22      28,738        8.00      $35,923        10.00%

Tier 1 Capital to Risk Weighted Assets:
       Company                               55,045        15.05      14,626        4.00          n/a          n/a
       Bank                                  44,103        12.28      14,369        4.00       21,545         6.00

Leverage Ratio:
       Company                               55,045        10.43      21,103        4.00          n/a          n/a
       Bank                                  44,103         8.53      20,762        4.00       25,840         5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of June 30, 2006, an increase of 200 basis points in rates is estimated to result in a decrease of 10.0% in net interest income, while a decrease of 200 basis points is estimated to result in an increase of 13.3% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

                  The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ended June 30, 2006:

                                                             Total number of            Maximum number
                                                           shares purchased as           of shares yet
                                                            part of a publicly          to be purchased
                 Number of shares      Average price       announced repurchase         under the plan
    Month           purchased          paid per share            plan (1)                     (1)
--------------------------------------------------------------------------------------------------------
    April                     --             $      --                      --                 255,684

    May                    5,099                  8.29                   5,099                 250,585

    June                      --                    --                      --                 250,585
                       ---------             ---------               ---------               ---------
                           5,099             $    8.29                   5,099

------------

(1) On March 15, 2005, the Company announced a program to repurchase up to 375,000 shares of its outstanding common stock. This program does not have an expiration date.

Item 3   -        Defaults Upon Senior Securities

                  None

Item 4   -        Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of stockholders was held on April 26, 2006. At the annual meeting the stockholders approved the following:

                  Election of Directors

                  One director was elected with a term expiring in 2008 as follows;

                                              Shares For         Shares Withheld
                                              ----------         ---------------
                   Michael D. Molewski         5,163,942             19,758

                  Three directors were elected with terms expiring in 2009 as follows;

                                              Shares For         Shares Withheld
                                              ----------         ---------------
                   John F. Eureyecko           5,163,942             19,758
                   John W. Galuchie, Jr.       5,164,122             19,578
                   Donald J. Whiting, Jr.      5,164,167             19,533

                  In addition, the following directors continue in office through this meeting;

                           Mark W. Jaindl
                           Phillip S. Schwartz
                           Martin F. Spiro

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


                                       AMERICAN BANK INCORPORATED
                                       Registrant



August 14, 2006                        By: /s/ Mark W. Jaindl
Date:                                      -------------------------------------
                                           Mark W. Jaindl,
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)

August 14, 2006                        By: /s/ Harry C. Birkhimer
Date:                                      -------------------------------------
                                           Harry C. Birkhimer,
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Accounting and Financial Officer)