Form 10QSB
period 2006-09-30
AMERICAN BANK INC
filed 2006-11-14
CIK 1163747

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

      For the quarterly period ended     SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

      Commission file number __________________

                           AMERICAN BANK INCORPORATED
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               PA                                           01-0593266
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                              ID No.)


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

                              [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 2006.

    5,983,729    Shares of common stock            Par Value    $.10    /share

Transitional Small Business Disclosure Format (check one),    [ ] Yes     [X] No

================================================================================

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                         PAGE
                                                                           ----
Item 1           Consolidated Financial Statements (Unaudited)
                 Consolidated Balance Sheets                                 3
                 Consolidated Statements of Income                           4
                 Consolidated Statements of Changes in
                     Stockholders' Equity                                    5
                 Consolidated Statements of Cash Flows                       6
                 Notes to Consolidated Financial Statements                  7

Item 2           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    12

Item 3            Controls and Procedures                                   27

PART II          OTHER INFORMATION

Item 1           Legal Proceedings                                          28

Item 2           Unregistered Sales of Equity Securities and Use
                     of Proceeds                                            28

Item 3           Defaults Upon Senior Securities                            28

Item 4           Submission of Matters to a Vote of Security Holders        28

Item 5           Other Information                                          28

Item 6           Exhibits                                                   28

                 Signatures                                                 29

Exhibit 31.1     Certification of Chief Executive Officer Pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2     Certification of Chief Financial Officer Pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32       Certification Pursuant to Section 906 of Sarbanes-
                     Oxley Act of 2002

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2006            2005
                                                                                  ---------       ---------
                                                                                 (Unaudited)       (Note 1)
                                     Assets
Cash and due from banks                                                           $   3,957       $   3,727
Interest bearing deposits with banks                                                    295              55
                                                                                  ---------       ---------
     Cash and cash equivalents                                                        4,252           3,782

Investment securities available for sale at fair value                              164,084         188,691
Investment securities held to maturity, fair value of $13,470
    and $14,012                                                                      13,152          13,482
Loans, net of allowance for loan losses of $3,711 and $3,393                        318,303         301,394
Restricted investment in correspondent bank stock                                     6,792           6,452
Bank owned life insurance                                                             9,119           8,866
Premises and equipment, net                                                           1,044           1,170
Accrued interest receivable                                                           2,988           2,709
Other assets                                                                            898           2,554
                                                                                  ---------       ---------
          Total assets                                                            $ 520,632       $ 529,100
                                                                                  =========       =========


       Liabilities and Stockholders' Equity

Liabilities
Deposits
     Non-interest bearing deposits                                                $  17,892       $  15,355
     Interest bearing deposits                                                      345,074         353,603
                                                                                  ---------       ---------
          Total deposits                                                            362,966         368,958

Securities sold under agreements to repurchase                                       10,942           8,721
Federal funds purchased                                                              11,000              --
Short-term debt                                                                      28,835           4,200
Long-term debt                                                                       61,763          90,848
Junior subordinated debentures                                                       10,187          10,187
Accrued interest payable                                                                776             817
Other liabilities                                                                       638           1,024
                                                                                  ---------       ---------
          Total liabilities                                                         487,107         484,755
                                                                                  ---------       ---------
Stockholders' Equity
  Preferred stock, par value $0.10 per share: authorized 5,000,000 shares;
     issued and outstanding -0- shares                                                   --              --
  Common stock, par value $0.10 per share: authorized 15,000,000 shares;
     issued 7,674,191 shares in 2006 and 7,551,249 shares in 2005; outstanding
     5,985,772 shares in 2006 and 7,424,048 shares in 2005                              767             755
  Additional paid-in capital                                                         36,113          35,157
  Unallocated ESOP shares, 25,294 shares in 2006, 25,087 shares in 2005, at cost       (200)           (200)
  Allocated undistributed SERP shares, 12,713 shares in 2006 and 2005, at cost         (109)           (109)
  Retained earnings                                                                  10,622          10,072
  Accumulated other comprehensive income (loss)                                         947            (541)
  Treasury stock, 1,650,412 shares in 2006, 89,401 shares in 2005, at cost          (14,615)           (789)
                                                                                  ---------       ---------
          Total stockholders' equity                                                 33,525          44,345
                                                                                  ---------       ---------
          Total liabilities and stockholders' equity                              $ 520,632       $ 529,100
                                                                                  =========       =========



                  See notes to unaudited financial statements.

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                               --------------------     ---------------------
                                                                 2006        2005         2006         2005
                                                               --------    --------     --------     --------
Interest Income
   Loans receivable, including fees                            $  5,062    $  4,168     $ 14,529     $ 11,785
   Investment securities                                          2,169       1,894        6,449        6,033
    Other                                                            10          10           24           31
                                                               --------    --------     --------     --------

     Total interest income                                        7,241       6,072       21,002       17,849
                                                               --------    --------     --------     --------
Interest Expense
   Deposits                                                       3,143       2,397        9,325        6,381
   Short-term debt                                                  756          25        1,149          100
   Long-term debt                                                   788       1,084        2,636        3,259
   Junior subordinated debentures                                   152         152          458          458
                                                               --------    --------     --------     --------
     Total interest expense                                       4,839       3,658       13,568       10,198
                                                               --------    --------     --------     --------
       Net interest income                                        2,402       2,414        7,434        7,651

Provision for loan losses                                            61         181          324          485
                                                               --------    --------     --------     --------

       Net interest income after provision for loan losses        2,341       2,233        7,110        7,166

Non-interest Income
   Service charges on deposit accounts                               44          54          144          156
   Net realized gains on sale of residential mortgage loans          14          58           44          103
   Net gains (losses) on securities available for sale                4        (137)         (79)        (129)
   Earnings from bank owned life insurance                           79          87          253          261
   Other income                                                      65         253          180          506
                                                               --------    --------     --------     --------
     Total non-interest income                                      206         315          542          897
                                                               --------    --------     --------     --------
Non-interest Expense
   Salaries and employee benefits                                   662         654        1,968        1,919
   Occupancy and equipment                                          231         218          650          623
   Professional fees                                                 57          54          258          183
   Marketing and business development                                82         100          141          171
   Product management                                               103         113          310          330
   Data processing                                                  123         162          444          486
   Other operating                                                  233         215          782          725
                                                               --------    --------     --------     --------
     Total non-interest expense                                   1,491       1,516        4,553        4,437
                                                               --------    --------     --------     --------
Income before provision for income taxes                          1,056       1,032        3,099        3,626
Provision for income taxes                                          322         304          942        1,094
                                                               --------    --------     --------     --------
       Net income                                              $    734    $    728     $  2,157     $  2,532
                                                               ========    ========     ========     ========
Earnings per share:
   Basic                                                       $   0.12    $   0.10     $   0.34     $   0.34
                                                               ========    ========     ========     ========
   Diluted                                                     $   0.12    $   0.10         0.33     $   0.33
                                                               ========    ========     ========     ========

Cash dividends declared per share                              $   0.04    $     --     $   0.20     $   0.11
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

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                                         TREASURY,    ACCUMULATED
                                    SHARES OF                                            ESOP AND        OTHER
                                  COMMON STOCK        COMMON     PAID-IN     RETAINED      SERP       COMPREHENSIVE
                                   OUTSTANDING        STOCK      CAPITAL     EARNINGS     SHARES      INCOME (LOSS)     TOTAL
                                  ------------     ----------   ---------   ----------   ---------   -------------    ---------
Balances, December 31,
   2005                              7,424,048     $      755   $  35,157   $   10,072   $  (1,098)      $ (541)        $  44,345

Comprehensive income
   for the nine months ended
   September 30, 2006:
Net income
                                                                                 2,157                                      2,157
   Net change in unrealized
   losses  on securities
   available for sale, net of
   reclassification adjustment
   and tax effect                                                                                         1,488             1,488
Total comprehensive income
                                                                                                                            3,645

Dividends declared                                                              (1,607)                                    (1,607)
Dividends reinvested                    74,375
                                                            7         549                                                     556
Optional purchase through
   DRIP                                 48,358              5         363                                                     368
Purchase of treasury shares         (1,561,009)                                            (13,826)                       (13,826)
Option expense recognized in
   current period                                                      44                                                      44
                                  ------------     ----------   ---------   ----------   ---------       ------         ---------
Balances, September 30, 2006         5,985,772     $      767   $  36,113   $   10,622   $ (14,924)      $  947         $  33,525
                                  ============     ==========   =========   ==========   =========       ======         =========








                  See notes to unaudited financial statements.

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ---------------------
                                                                                2006         2005
                                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $  2,157     $  2,532
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                324          485
          Depreciation and amortization                                            349          352
          Deferred income tax (benefit) expense                                   (767)         323
          Income tax benefit on stock options exercised                             --           22
          Option expense recognized in earnings                                     44           --
          Proceeds from sale of residential mortgage loans held for sale         9,336       10,547
          Net realized gain on sale of loans                                       (44)        (103)
          Origination of residential mortgage loans held for sale               (9,292)     (10,444)
          Net amortization of securities premiums and discounts                    942        1,121
          Net losses on available for sale securities                               79          129
          Earnings from bank owned life insurance                                 (253)        (261)
          Increase in accrued interest receivable                                 (279)        (342)
          (Increase) decrease in other assets                                    1,656         (656)
          Increase (decrease) in accrued interest payable                          (41)          89
          Decrease in other liabilities                                           (386)        (766)
                                                                              --------     --------
               Net cash provided by operating activities                         3,825        3,028
                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
          Purchases                                                             (9,082)     (57,891)
          Maturities and principal repayments                                   29,034       44,884
          Sales                                                                  5,988       34,470
      Securities held to maturity:
          Purchases                                                               (982)     (10,144)
          Maturities and principal repayments                                    1,213       10,782
      Net increase in loans receivable                                         (17,233)     (45,859)
      Purchase of premises and equipment                                          (223)        (163)
      Purchase of restricted investment in bank stock                           (9,414)      (2,833)
      Redemption of restricted investment in bank stock                          9,074        3,565
                                                                              --------     --------
                Net cash provided by (used in) investing activities              8,375      (23,189)
                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in demand and savings deposits                   (32,235)       1,038
      Net increase in time deposits                                             26,243       24,563
      Net increase in securities sold under agreements to repurchase and
         federal funds purchased                                                13,221        2,622
      Net increase in short-term debt                                           24,635           --
      Proceeds from long-term debt                                               4,000           --
      Repayments on long-term debt                                             (33,100)      (5,220)
      Cash dividends paid                                                       (1,607)        (795)
      Acquisition of treasury, ESOP and SERP shares                            (13,826)        (934)
      Issuance of common stock                                                     939        2,470
                                                                              --------     --------
                Net cash (used in) provided by financing activities            (11,730)      23,834
                                                                              --------     --------
                Increase in cash and cash equivalents                              470        3,673
                                                                              --------     --------
Cash and cash equivalents at beginning of year                                   3,782        6,726
Cash and cash equivalents at end of period                                    $  4,252     $ 10,399
                                                                              ========     ========
Supplementary disclosures:
     Interest paid on deposits and borrowings                                 $ 13,609     $ 10,109
                                                                              ========     ========
     Income taxes paid                                                        $  1,358     $  1,597
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

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $7.2 million of standby letters of credit outstanding as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

3.       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the "treasury stock" method. Options to purchase 163,588 shares of common stock at prices from $8.00 to $9.42 that were outstanding for the three and nine months ended September 30, 2006 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 58,588 shares of common stock at prices from $9.08 to $9.42 that were outstanding for the three and nine months ended September 30, 2005 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Potential common shares also include the junior subordinated debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                               -----------------    -------------------
                                                                 2006     2005        2006       2005
                                                               -------   -------    -------     -------
                                                                (In Thousands, Except Per Share Data)
         Numerator-basic earnings per share, net income        $   734   $   728    $ 2,157     $ 2,532
           Interest paid on junior subordinated debentures,
             net of tax effect                                     101       101        303         303
                                                               -------   -------    -------     -------
         Numerator-diluted earnings per share                  $   835   $   829    $ 2,460     $ 2,835
                                                               =======   =======    =======     =======
         Denominator:
            Average basic shares outstanding                     6,016     7,431      6,303       7,419
            Average dilutive option effect                          30        42         34          41
            Average dilutive junior subordinated debenture
              effect                                             1,198     1,199      1,198       1,199
                                                               -------   -------    -------     -------
            Average diluted shares outstanding                   7,244     8,672      7,535       8,659
                                                               =======   =======    =======     =======
         Earnings per common share:
            Basic                                              $  0.12   $  0.10    $  0.34     $  0.34
                                                               =======   =======    =======     =======
            Diluted                                            $  0.12   $  0.10    $  0.33     $  0.33
                                                               =======   =======    =======     =======

 4.      Comprehensive Income

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 were as follows:

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                               -----------------    -------------------
                                                                 2006     2005        2006       2005
                                                               -------   -------    -------     -------
                                                                            (In Thousands)

         Net income                                            $   734   $  728     $ 2,157     $ 2,532

         Other comprehensive income (loss):
             Unrealized holding gains (losses) on
                 available for sale securities                   2,882     (130)      2,176      (1,078)
          Reclassification adjustment for net (gains)
             losses realized in net income                          (4)     137          79         129
                                                               -------   -------    -------     -------
          Other comprehensive income (loss) before
                 taxes                                           2,878        7       2,255        (949)
          Income tax  (expense) benefit related to other
                 comprehensive income (loss)                      (979)      (2)       (767)        323
                                                               -------   -------    -------     -------
          Other comprehensive income (loss)                      1,899        5       1,488        (626)
                                                               -------   -------    -------     -------
                  Total comprehensive income                   $ 2,633   $   733    $ 3,645     $ 1,906
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

                                                                                         THREE MONTHS           NINE MONTHS
                                                                                            ENDED                  ENDED
                                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                                             2005                   2005
                                                                                         ------------           ------------
                                                                                      (In Thousands, Except Per Share Data)
        Net income, as reported                                                          $        728           $      2,532
        Deduct: total stock based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                                              (5)                   (18)
                                                                                         ------------           ------------
        Pro forma net income                                                             $        723           $      2,514
                                                                                         ============           ============
        Earnings per share:
           As reported:
             Basic                                                                       $       0.10           $       0.34
             Diluted                                                                     $       0.10           $       0.33
            Pro forma:
             Basic                                                                       $       0.10           $       0.34
             Diluted                                                                     $       0.10           $       0.33

        At September 30, 2006 there were 163,493 options available for future grants.

        The fair value of the options granted during the nine months ended September 30, 2006 and 2005 was calculated using the Black-Scholes option pricing model with the following assumptions:

                                                                                                   NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                            2006                 2005
                                                                                         ----------           ----------
               Expected dividend rate                                                          1.50%               1.30%
               Stock price volatility                                                         26.24%              24.73%
               Risk free interest rate                                                         4.33%               4.28%
               Expected life                                                                 9.0 yrs             8.4 yrs

         For the nine months ended September 30, 2006, stock option compensation expense of $44,000 was recognized in connection with the option plans. There was no tax benefit recognized relative to stock options during the nine months ended September 30, 2006 and 2005. At September 30, 2006, compensation expense related to non-vested stock option grants aggregated to $115,000 and will be recognized in income over the expected life of the options.

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

8.       Senior Executive Retirement Plan

         In January 2003, the Company established a Senior Executive Retirement Plan ("SERP") as a means to attract and retain talented management. The SERP is a non-contributory defined contribution plan providing for contributions at the discretion of the Board of Directors on an annual basis. Contributions to the plan vest ratably over ten years. Participants in the SERP may elect to have their plan benefits held in stock of the Company through a Trust. At September 30, 2006, the Trust held 12,713 shares of Company common stock for the benefit of plan participants. Contribution expense included in income for the three and nine months ended September 30, 2006, totaled $9,000 and $26,000, respectively. Contribution expense included in income for the three and nine months ended September 30, 2005 totaled $9,000 and $28,000, respectively.

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

         In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years still existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 ("EITF 06-4"), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 ("EITF 06-5"), Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

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

         STOCK BASED COMPENSATION. The Company has a non-qualified stock option plan for which we follow the requirements of FASB Statement No. 123(R), "Accounting for Stock-Based Compensation." Accordingly, we have included in compensation expense the amount of $14,000 and $44,000, respectively, for the three and nine months ended September 30, 2006. We adopted FASB Statement No. 123(R) on January 1, 2006. For periods prior to January 1, 2006, we followed the disclosure guidance of APB No. 25.

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

         In management's opinion, the unrealized losses at September 30, 2006 reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the intent and ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of these securities.


RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

OVERVIEW

For the nine months ended September 30, 2006, the Company reported net income of $2,157,000, or $0.33 per diluted share, for an annualized return on average assets of 0.54% and an annualized return on average equity of 8.35%. This is a decrease of $375,000, or 14.8%, from net income for the same nine-month period in 2005 of $2,532,000, or $0.33 per diluted share. The decrease in net income was primarily the result of a decrease in net interest income of $217,000, a decrease of $326,000 in other income, an impairment charge recognized on an available for sale security and professional fees incurred in connection with the repurchase of 1,444,000 shares of the Company's common stock.

For the three months ended September 30, 2006, the Company reported net income of $734,000, or $0.12 per diluted share, for an annualized return on average assets of 0.56% and an annualized return on average equity of 8.90%. This is a increase of $6,000, or 0.8%, from net income for the same three-month period in 2005 of $728,000, or $0.10 per diluted share. The increase was primarily the result of a decrease in the provision for loan losses of $120,000 and a decrease in non-interest expense of $25,000, partially off-set by a decrease $12,000 in net interest income and a decrease of $109,000 in non-interest income.

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

In connection with the purchase of the shares, the Company borrowed $4.0 million from an unrelated bank. The loan term is for two years with interest floating monthly at one month LIBOR plus 50 basis points for year one and one month LIBOR plus 100 basis points for year two. The remainder of the money to fund the purchase came from the Company. The shares are being held as treasury shares. Please refer to the Current Report on Form 8-K filed on February 21, 2006 for more information regarding this transaction.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $217,000, or 2.8%, to $7,434,000 for the nine months ended September 30, 2006 compared to $7,651,000 for the same period in 2005. Average interest-earning assets grew to $507.6 million for the nine months ended September 30, 2006, an increase of $10.8 million, or 2.2%, as compared to the average of $496.8 million for the nine months ended September 30, 2005. Average interest-bearing liabilities grew to $472.8 million for the nine months ended September 30, 2006, an increase of $20.7 million, or 4.6%, compared to the average of $452.1 million for the nine months ended September 30, 2005. The yield on average interest-earning assets was 5.52% for the nine months ended September 30, 2006, an increase of 64 basis points from the yield of 4.88% for the nine months ended September 30, 2005. The cost of funds was 3.83% for the nine months ended September 30, 2006, an increase of 1.22%, compared to the cost of 2.61% for the nine months ended September 30, 2005. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.95% for the nine months ended September 30, 2006, as compared to 2.05% for the same period in 2005, a decrease of 10 basis points. The decrease in the net interest margin resulted from the flat Treasury yield curve. Most community banks, including American Bank, price many loans off the five- and ten-year Treasury note and price deposits off the three-month to two-year Treasury note. The flat yield curve decreases the spread between the yield on assets and the cost of deposits. Partially offsetting the decrease in the net interest margin was a change in the mix of the balance sheet with a greater percentage of assets being in loans and a smaller percentage being in securities than at September 30, 2005. Loans generally have higher interest rates than securities and accordingly generate more interest income.

Net interest income decreased by $12,000, or 0.5%, to $2,402,000 for the three months ended September 30, 2006 compared to $2,414,000 for the same period in 2005. Average interest-earning assets grew to $505.3 million for the three months ended September 30, 2006, an increase of $10.3 million, or 2.1%, as compared to the average of $495.0 million for the three months ended September 30, 2005. Average interest-bearing liabilities grew to $471.8 million for the three months ended September 30, 2006, an increase of $19.7 million, or 4.4%, compared to the average of $452.1 million for the three months ended September 30, 2005. The yield on average interest-earning assets was 5.73% for the three months ended September 30, 2006, an increase of 82 basis points from the yield of 4.91% for the three months ended September 30, 2005. The cost of funds was 4.10% for the three months ended September 30, 2006, an increase of 86 basis points from the cost of 3.24% for the three months ended September 30, 2005. The net interest margin was 1.90% for the three months ended September 30, 2006, as compared to 1.95% for the same period in 2005, a decrease of five basis points. The decrease in the net interest margin resulted from the flat Treasury yield curve over the past year.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005 are presented on a comparative basis in the following table:

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------------------------------
                                                               2006                                    2005
                                                 ---------------------------------     ------------------------------------
                                                                INTEREST                              INTEREST
                                                 AVERAGE        INCOME /  AVERAGE        AVERAGE      INCOME /     AVERAGE
                                                 BALANCES       EXPENSE   RATES(1)       BALANCES      EXPENSE     RATES(1)
                                                 ---------     --------   --------     ----------     ----------   --------
                                                                          (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
       securities purchased under
       agreements to resell                      $     651     $     24       4.92%    $    1,724     $       31       2.40%
   Loans, net                                      309,578       14,529       6.26        261,952         11,785       6.00
   Investment securities                           110,803        3,882       4.67        108,300          3,195       3.93
   Mortgage backed securities                       80,084        2,329       3.88        118,256          2,669       3.01
   Restricted investments in
       correspondent bank stock                      6,512          238       4.87          6,610            169       3.41
                                                 ---------     --------   --------     ----------     ----------   --------
          Total interest-earnings assets           507,628       21,002       5.52        496,842         17,849       4.79
                                                 ---------     --------   --------     ----------     ----------   --------
Interest-bearing liabilities
   Checking                                         82,283        1,521       2.46         95,956          1,240       1.72
   Savings                                         104,248        2,409       3.08        101,967          1,490       1.95
   Certificates of deposit                         166,267        5,216       4.18        139,322          3,651       3.49
   Borrowings                                      120,026        4,422       4.91        114,901          3,817       4.43
                                                 ---------     --------   --------     ----------     ----------   --------
          Total interest-bearing liabilities       472,824       13,568       3.83        452,146         10,198       3.01
                                                 ---------     --------   --------     ----------     ----------   --------
Net earning assets                               $  34,804                             $   44,696
                                                 =========                             ==========
Net interest income                                            $  7,434                               $    7,651
                                                               ========                               ==========
Net interest spread                                                           1.69%                                    1.78%
                                                                          ========                                 ========
Net interest margin                                                           1.95%                                    2.05%
                                                                          ========                                 ========
Ratio of interest-earning assets to
    Interest-bearing liabilities                     107.4%                                 109.9%
                                                 =========                             ==========

------------
(1) Annualized

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

                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------
                                                               2006 VS. 2005
                                                  --------------------------------------
                                                 INCREASE/(DECREASE) DUE TO       TOTAL
                                                  ------------------------      INCREASE/
                                                    VOLUME         RATE        (DECREASE)
                                                   ---------     ---------     ---------
                                                              (In Thousands)

             Interest-earning assets:
             Interest-earning bank balances and
                 securities purchased under
                 agreements to resell              $     (44)    $      37     $      (7)
             Loans, net                                2,403           341         2,744
             Investment securities                        86           601           687
             Mortgage backed securities                 (962)          622          (340)
             Restricted investment in
                  correspondent bank stock                (3)           72            69
                                                   ---------     ---------     ---------
             Total interest-earning assets             1,480         1,673         3,153
                                                   ---------     ---------     ---------
             Interest-bearing liabilities:
             Checking                                   (246)          527           281
             Savings                                      43           876           919
             Certificates of deposit                     775           790         1,565
             Borrowings                                  170           435           605
                                                   ---------     ---------     ---------
             Total interest-bearing liabilities          742         2,628         3,370
                                                   ---------     ---------     ---------
             Net interest income                   $     738     $    (955)    $    (217)
                                                   =========     =========     =========


PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses, which is the estimated amount necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations, we recorded a provision of $324,000 for the nine months ended September 30, 2006 compared to $485,000 for the nine months ended September 30, 2005.

We charged-off $6,000 of unsecured loans and had no recoveries during the nine months ended September 30, 2006. We had no charge-offs and no recoveries during the nine months ended September 30, 2005.

NON-INTEREST INCOME

Total non-interest income for nine months ended September 30, 2006 was $542,000, a decrease of $355,000, or 39.6%, compared to $897,000 for the nine months ended September 30, 2005. The Company recorded an impairment charge on an available for sale security in the amount of $145,000 during the nine months ended September 30, 2006. This resulted in a net loss on securities available for sale of $79,000 for the nine months ended September 30, 2006, compared to a loss of $129,000 on the sale of securities for the nine months ended September 30, 2005. Management determined that Fannie Mae Preferred Stock Series F was other than temporarily impaired at March 31, 2006 and wrote down the book value of the security to market value at that date. Service charges on deposit accounts decreased $12,000 to $144,000 in the 2006 period compared to $156,000 in the 2005 period, the result of fewer transaction accounts that generate this fee income. Gains on sale of loans for the nine months ended September 30, 2006 were $44,000, a decrease of $59,000, or 57.3%, compared to $103,000 for the nine months ended September 30, 2005, the result of a slow down in residential mortgage loan originations and customer refinancing activity. The Company sells a substantial portion of the fixed-rate residential mortgage loans that are being originated, as a means of controlling interest rate risk. Earnings from bank owned life insurance was $253,000 for the nine-months ended September 30, 2006, a decrease of $8,000 from the $261,000 recorded for the nine months ended September 30, 2005. Other non-interest income amounted to $180,000 for the nine months ended September 30, 2006, a decrease of $326,000 or 64.4%, from the $506,000 recorded for the nine months ended September 30, 2005. The nine months ended September 30, 2005 included $326,000 of fees generated subsequent to the pay-off of an equipment loan, whereby the Bank continued to generate fee income after the loan was paid off.

Total non-interest income for the three months ended September 30, 2006 was $206,000, a decrease of $109,000, or 34.6%, compared to $315,000 for the three months ended September 30, 2005. Service charges on deposit accounts were $44,000 for three-months ended September 30, 2006, a decrease of $10,000 from the $54,000 for the three months ended September 30, 2005, the result of fewer transaction accounts that generate this fee income. Gains on sale of loans for the three months ended September 30, 2006, were $14,000, a decrease of $44,000, or 75.9%, compared to $58,000 for the three months ended September 30, 2005, the result of a slow down in residential mortgage loan originations. Gains on sales of securities available for sale were $4,000 for the 2006 quarter compared to a loss of $137,000 for the 2005 quarter. Earnings from bank owned life insurance was $79,000 for the three months ended September 30, 2006 compared to $87,000 for the three-months ended September 30, 2006. Other non-interest income amounted to $65,000 for the three months ended September 30, 2006, a decrease of $188,000, or 74.3%, from the $253,000 recorded for the three months ended September 30, 2005. The three months ended September 30, 2005 included $196,000 of fees generated subsequent to the pay-off of an equipment loan, whereby the Bank continued to generate fee income after the loan was paid off.

NON-INTEREST EXPENSE

Total non-interest expense for the nine months ended September 30, 2006 increased $116,000, or 2.6%, to $4,553,000 from $4,437,000 for the nine months ended September 30, 2005. Salaries and benefits for the 2006 period totaled $1,968,000, an increase of $49,000, or 2.6%, compared to the same nine months in 2005, due to merit pay increases and higher benefit costs. Occupancy and equipment expense increased $27,000, or 4.3%, from the same nine-month period in 2005, due to contractual increases in rents paid for our premises. Professional fees increased by $75,000, or 41.0%, to $258,000, for the nine months ended September 30, 2006, compared to $183,000 for the nine months ended September 30, 2005. The increase resulted, in part, from legal and other fees associated with the repurchase of 1.44 million shares of the Company's common stock and from amendments to the Dividend Reinvestment Plan and corporate governance policies. Marketing and business development expense decreased $30,000, to $141,000, for the current nine months due to a decrease in advertising. Product management costs decreased $20,000, or 6.1%, due to decreases in the cost of our internet bill payment services offered to checking account customers. Data processing expense decreased $42,000 in the 2006 period compared to the same period in 2005 due to less software depreciation expense in 2006 and to consulting and programming expense in 2005 for Web site upgrades. Other operating expense increased $57,000, or 7.9%, to $782,000 for the nine months ended September 30, 2006, from $725,000 for the nine months ended September 30, 2005, due to increases in the Pennsylvania Bank Shares tax, directors fees, postage and supply expense.

Total non-interest expense for the three months ended September 30, 2006 decreased $25,000, or 1.7%, to $1,491,000 from $1,516,000 for the three months ended September 30, 2005. Salaries and benefits for the 2006 period totaled $662,000, an increase of $8,000, or 1.2%, compared to the same three months in 2005, due to merit pay increases and higher benefit costs. Occupancy and equipment expense increased $13,000, or 6.0%, from the same three-month period in 2005, due to contractual increases in rents paid for our premises. Professional fees increased by $3,000, or 5.6%, to $57,000, for the three months ended September 30, 2006, compared to $54,000 for the three months ended September 30, 2005. Marketing and business development expense decreased $18,000, to $82,000, for the current three months due to a decrease in advertising. Product management costs decreased $10,000, or 8.9%, due to decreases in the cost of our internet bill payment services offered to checking account customers. Data processing expense decreased $39,000 in the 2006 period compared to the same period in 2005 due to less software depreciation expense in 2006 and to consulting and programming expense in 2005 for Web site upgrades. Other operating expense increased $18,000 to $233,000 for the three months ended September 30, 2006, from $215,000 for the three months ended September 30, 2005, due to increases in the Pennsylvania Bank Shares tax, directors fees, postage and supply expense.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2006 amounted to $942,000, a decrease of $152,000 from the $1,094,000 incurred for the nine months ended September 30, 2005, due primarily to the decrease in pre-tax income. Our effective tax rate for the nine months ended September 30, 2006 was 30.4%, compared to 30.2% for the nine months ended September 30, 2005.

Income tax expense for the three months ended September 30, 2006 amounted to $322,000, an increase of $18,000 from the $304,000 incurred for the three months ended September 30, 2005, due primarily to the increase in pre-tax income and a greater amount of tax preferenced income in the 2005 period. Our effective tax rate for the three months ended September 30, 2006 was 30.5%, compared to 29.5% for the three months ended September 30, 2005.

FINANCIAL CONDITION

OVERVIEW

Total assets decreased to $520.6 million at September 30, 2006, from $529.1 million at December 31, 2005, a decrease of $8.5 million, or 1.6%. Investment securities decreased by $25.0 million, or 12.4%, to $177.2 million at September 30, 2006, compared to $202.2 million at December 31, 2005. Net loans outstanding increased by $16.9 million, or 5.6%, to $318.3 million at September 30, 2006, compared to $301.4 million at December 31, 2005. Cash and overnight investments increased by $470,000 or 12.4%, to $4.3 million at Septmeber 30, 2006 from $3.8 million at December 31, 2005.

Deposits decreased by $6.0 million, or 1.6%, to $363.0 million at September 30, 2006, from $369.0 million at December 31, 2005. Borrowed funds increased $8.7 million, or 7.6%, to $122.7 million at September 30, 2006 from $114.0 million at December 31, 2005. The increase in borrowed money was used to replace deposit run-off and to pay for the repurchase of 1.44 million shares of the Company's common stock.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at September 30, 2006 were $318.3 million, an increase of $16.9 million, or 5.6%, compared to the December 31, 2005 balance of $301.4 million. Loans receivable, net, represented 61.1% of total assets at September 30, 2006, compared to 57.0% of total assets at December 31, 2005. The increase in commercial real estate and commercial business loans resulted from an increase in business activity in our region and from management's continued efforts to increase the percentage of assets invested in loans as compared to securities. The decrease in residential real estate loans reflects the slow down in refinancing activity that resulted from increasing interest rates.

The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 2006, compared to December 31, 2005:

                                                    AT SEPTEMBER 30, 2006        AT DECEMBER 31, 2005
                                                   -----------------------     -----------------------
                                                     AMOUNT       PERCENT        AMOUNT       PERCENT
                                                   ---------     ---------     ----------    ---------
                                                                   (Dollars In Thousands)
         Real Estate Loans:
         ------------------
         Commercial (1)                            $ 153,526        47.8%      $  134,191         44.2%
         Residential  (2)                             90,387        28.1           93,411         30.7
                                                   ---------     ---------     ----------    ---------
            Total real estate loans                  243,913        75.9          227,602         74.9
                                                   ---------     ---------     ----------    ---------
         Other Loans:
         ------------
         Consumer                                     17,856         5.6           18,265          6.0
         Commercial                                   59,537        18.5           58,184         19.1
                                                   ---------     ---------     ----------    ---------
            Total other loans                         77,393        24.1           76,449         25.1
                                                   ---------     ---------     ----------    ---------
         Total loans receivable                      321,306       100.0%         304,051        100.0%
                                                   ---------     =========     ----------    =========
         Deferred costs                                  708                          736
         Allowance for loan losses                    (3,711)                      (3,393)
                                                   ---------                   ----------
            Total loans receivable, net            $ 318,303                   $  301,394
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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of September 30, 2006, had recorded charge-offs on seven loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management, gained at other banking institutions where they have worked and the loss experience of our peer group, as a basis for determining our loss factors.

At September 30, 2006 and December 31, 2005, we had an allowance for loan losses of approximately $3,711,000 and $3,393,000, respectively. Management believes that the allowance for loan losses at September 30, 2006 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2006:

                                                                               PERCENT OF
                                                                                LOANS IN
                                                                   LOAN           EACH
                                                   AMOUNT OF      AMOUNTS      CATEGORY TO
                                                   ALLOWANCE    BY CATEGORY    TOTAL LOANS
                                                   ---------     ---------      ---------
                                                           (Dollars In Thousands)
               Commercial                          $     814     $  59,537           18.5%
               Commercial mortgage                     2,100       153,526           47.8
               Residential mortgage                      446        90,387           28.1
               Consumer                                  147        17,856            5.6
               Unallocated                               204            --             --
                                                   ---------     ---------      ---------
                    Total                          $   3,711     $ 321,306          100.0%
                                                   =========     =========      =========

The following table summarizes the allocation of the allowance for loan losses at December 31, 2005:

                                                                               PERCENT OF
                                                                                LOANS IN
                                                                   LOAN           EACH
                                                   AMOUNT OF      AMOUNTS      CATEGORY TO
                                                   ALLOWANCE    BY CATEGORY    TOTAL LOANS
                                                   ---------     ---------      ---------
                                                           (Dollars In Thousands)

               Commercial                          $     781     $  58,184           19.1%
               Commercial mortgage                     1,801       134,191           44.2
               Residential mortgage                      467        93,411           30.7
               Consumer                                  163        18,265            6.0


               Unallocated                               181            --             --
                                                   ---------     ---------          -----
                        Total                      $   3,393     $ 304,051          100.0%
                                                   =========     =========          =====


The following table summarizes the transactions in the allowance for loan losses for the nine months ended September 30, 2006 and 2005:

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              2006          2005
                                                                           --------       --------
                                                                            (Dollars In Thousands)
               Balance at beginning of period                              $  3,393       $  2,768
               Provision for loan losses                                        324            485
               Recoveries                                                        --             --
               Charge-offs                                                       (6)            --
                                                                           --------       --------
               Balance at end of period                                    $  3,711       $  3,253
                                                                           ========       ========
               Percent of net recoveries to average total loans                 n/a            n/a

               Percent of allowance to non-performing loans                 1,969.9%       7,970.9%



INVESTMENT SECURITIES

Total investment securities decreased by $25.0 million, or 12.4%, to $177.2 million at September 30, 2006 from $202.2 million at December 31, 2005. Investment securities classified as available for sale decreased by $24.6 million, or 13.0%, to $164.1 million, while investment securities classified as held to maturity decreased by $330,000, or 2.5%, to $13.2 million.

The following table presents the amortized cost and the fair values at September 30, 2006 and December 31, 2005, respectively, for each major category of the Company's investment portfolio:

                                                                          AT SEPTEMBER 30, 2006
                                                      -----------------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED      UNREALIZED     UNREALIZED
                                                         COST            GAINS         LOSSES         FAIR VALUE
                                                      -----------     ----------     -----------      -----------
                                                                           (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies                  $    63,489     $       --     $      (659)    $    62,830
            Mortgage backed securities                     63,724            163            (419)         63,468
            U.S. Government agency
                preferred stock                             2,160             45             (66)          2,139
            Common stock                                    5,735          2,391             (28)          8,098
            Trust preferred obligations                    27,540            155            (146)         27,549
                                                      -----------     ----------     -----------     -----------
              Total                                   $   162,648     $    2,754     $    (1,318)    $   164,084
                                                      ===========     ==========     ===========     ===========

         Held to maturity:
         -----------------
            Trust preferred obligations               $    11,359     $      357     $       (34)    $    11,682
            Mortgage backed securities                      1,243              8              (2)          1,249
            Other                                             550             --             (11)            539
                                                      -----------     ----------     -----------     -----------
              Total                                   $    13,152     $      365     $       (47)    $    13,470
                                                      ===========     ==========     ===========     ===========


                                                                         AT DECEMBER 31, 2005
                                                      -----------------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED      UNREALIZED     UNREALIZED
                                                         COST           GAINS          LOSSES         FAIR VALUE
                                                      -----------     ----------     -----------      -----------
                                                                           (In Thousands)
         Available for sale securities:
         ------------------------------
            U.S. Government agencies                  $    63,489     $       --     $      (813)    $    62,676
            Mortgage backed securities                     90,036            169            (708)         89,497
            U.S. Government agency
                preferred stock                             2,305             --            (224)          2,081
            Common stock                                    6,214            970              (8)          7,176
            Trust preferred obligations                    27,468             97            (304)         27,261
                                                      -----------     ----------     -----------     -----------
              Total                                   $   189,512     $    1,236     $    (2,057)    $   188,691
                                                      ===========     ==========     ===========     ===========
         Held to maturity:
         -----------------
            Trust preferred obligations               $    11,355     $      546     $       (24)    $    11,877
            Mortgage backed securities                      1,577             17              --           1,594
            Other                                             550             --              (9)            541
                                                      -----------     ----------     -----------     -----------
              Total                                   $    13,482     $      563     $       (33)    $    14,012
                                                      ===========     ==========     ===========     ===========

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

At September 30, 2006, management believes that the unrealized losses on investment securities reflect changes in interest rates subsequent to the acquisition of specific securities and are temporary in nature. Management believes that the Company has the intent and ability to hold these securities until the market value recovers or maturity.

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

DEPOSITS

Total deposits decreased by $6.0 million, or 1.6%, to $363.0 million at September 30, 2006 from the December 31, 2005 balance of $369.0 million. Demand deposits increased $2.5 million, or 16.2%, to $17.9 million at September 30, 2006, from $15.4 million at December 31, 2005. Interest-bearing checking accounts decreased $10.6 million, or 11.7%, to $79.7 million at September 30, 2006, compared to $90.3 million at December 31, 2005. Savings accounts, including money market accounts, decreased $24.2 million, or 22.0%, to $85.7 million at September 30, 2006 from the balance of $109.9 million at December 31, 2005. Total certificates of deposit increased by $26.3 million, or 17.1%, to $179.7 million at September 30, 2006 from the December 31, 2005 balance of $153.4 million.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                  SEPTEMBER 30, 2006                      DECEMBER 31, 2005
                                                      -----------------------------------------     -----------------------------

                                                        AMOUNT         PERCENT          RATE          AMOUNT    PERCENT    RATE
                                                      ----------       --------      ----------     ----------  -------   -------
                                                                                 (Dollars In Thousands)

       Demand, non-interest-bearing                   $   17,892            4.9%             --%    $   15,355     4.2%       --%
       Demand, interest-bearing                           79,665           22.0            2.53         90,296     24.5      1.84
       Savings, including money market accounts           85,739           23.6            3.32        109,880     29.8      2.18
       Certificates of deposit                           179,670           49.5            4.46        153,427     41.5      3.60
                                                      ----------       --------      ----------     ----------  -------   -------
       Total deposits                                 $  362,966          100.0%           3.42%    $  368,958    100.0%     2.56%
                                                      ==========       ========      ==========     ==========  =======   =======

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase, federal funds purchased, short- and long-term debt from the Federal Home Loan Bank of Pittsburgh ("FHLB") and a term note from a third party bank.

Securities sold under agreements to repurchase totaled $10.9 million at September 30, 2006, an increase of $2.2 million or 25.3%, from the total of $8.7 million at December 31, 2005. These transactions generally mature in one day and are secured by U. S. Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts.

As of September 30, 2006, short-term debt consisted of federal funds purchased and overnight advances from the FHLB. This debt generally matures in one day. Short-term debt totaled $39.8 million at September 30, 2006, an increase of $35.6 million, or 847.6%, from the total of $4.2 million at December 31, 2005. At September 30, 2006 federal funds purchased totaled $11.0 million and overnight advances from the FHLB totaled $28.8 million. At December 31, 2005 short-term debt was comprised of $4.2 million in overnight advances from the FHLB. The proceeds from the increase in short-term debt was used to replace deposit run-off and to repay $28.0 million of convertible advances that the FHLB elected to convert to variable rates. The Bank elected to repay the debt without prepayment penalties.

At September 30, 2006, long-term debt consisted of; i) a $263,000 fixed-rate advance, with a rate of 5.26% that amortizes on a monthly basis and fully amortizes by September 2008: ii) a loan from a third party bank in the amount of $4.0 million, with interest payable monthly at 30-day LIBOR plus 50 basis points through December 31, 2006 and 30-day LIBOR plus 100 basis points through December 31, 2007, at which time the loan matures and the principal becomes due; and iii) $57.5 million of convertible advances from the FHLB that have fixed maturity dates from November 2008 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 16 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.83%. During the nine-month period ended September 30, 2006, the FHLB elected to convert three of these advances, in the amount of $28.0 million, to a variable rate, which the Bank elected to repay without penalty.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of September 30, 2006, the Bank's maximum borrowing capacity was $236.0 million.

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

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2006, all $10.2 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at September 30, 2006 was $33.5 million, a decrease of $10.8 million, or 24.4%, from the December 31, 2005 balance of $44.3 million. The decrease resulted primarily from the repurchase of 1,561,009 shares, totaling $13.8 million, of the Company's common stock. Stockholders' equity was also reduced by the payment of $1.6 million of dividends. Stockholders' equity was increased by net income of $2,157,000, reinvestment of dividends of $556,000, optional cash purchases of common stock of $368,000 and an increase of $1,488,000, net of tax, in unrealized gains on available for sale securities.

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

At September 30, 2006, we had four loans delinquent more than 30 days and still accruing interest. The balances on those loans totaled $37,000. At December 31, 2005, we had no loans that were delinquent more than 30 days and still accruing interest. At September 30, 2006 we had three loans with unpaid balances of $188,000 that were classified as non-performing and in the process of foreclosure. Interest is not being accrued on these loans. At December 31, 2005, we had two loans with unpaid balances of $40,000 that were classified as non-performing and in the process of foreclosure.

During the nine months ended September 30, 2006, we charged-off two unsecured loans totaling $6,000. During the nine months ended September 30, 2005, we did not charge off any loans.

During the nine-month periods ended September 30, 2006 and 2005, we had no recoveries of charged-off loans.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified as either Special Mention or Substandard. However, all loans 90 days or more delinquent are classified either Substandard, Doubtful or Loss. At September 30, 2006, we had eight loans totaling $2,919,000 classified as Special Mention, one loan totaling $149,000 classified as Substandard, no loans classified as Doubtful and two loans with a carrying value of $40,000 classified as Loss.

COMMITMENTS AND OFF-BALANCE SHEET TRANSACTIONS

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at June 30, 2006 totaled $46.9 million. This consisted of $13.3 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $33.6 million under lines of credit, including $5.9 million in home equity lines of credit and $7.2 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

                                                                 September 30, 2006
                                    --------------------------------------------------------------------------
                                                       Due after      Due after
                                                     September 30,  September 30,
                                      Due by         2007 through   2009 through    Due after
                                   September 30,     September 30,  September 30,  September 30,
                                       2007              2009           2011           2011            Total
                                    ----------        ----------     ----------     ----------      ----------
                                                              (In Thousands)
   Time deposits                    $  139,801        $   20,826     $   19,043     $       --      $  179,670
   Short-term debt                      50,777                --             --             --          50,777
   Long-term debt                       15,118            19,145         12,500         15,000          61,763
   Junior subordinated
   debentures                               --                --             --         10,187          10,187
   Operating leases                        385               811            827            181           2,204
                                    ----------        ----------     ----------     ----------      ----------
   Total                            $  206,081        $   40,782     $   32,370     $   25,368      $  304,601
                                    ==========        ==========     ==========     ==========      ==========

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors the level of liquidity as compared to minimum levels established by Board policy. As of September 30, 2006 and December 31, 2005, the Company's level of liquidity was in excess of the minimum established by Board policy.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company and the Bank will be able to meet their cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at September 30, 2006 and December 31, 2005. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                                      REQUIRED TO BE
                                                                          REQUIRED FOR CAPITAL          CONSIDERED
                                                      ACTUAL               ADEQUACY PURPOSES         "WELL CAPITALIZED"
                                              -----------------------   -----------------------   -----------------------
                                                AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                                              ----------   ----------   ----------   ----------   ----------   ----------
                                                                        (Dollars In Thousands)
September 30, 2006:
--------------------------------------

Total Capital to Risk Weighted Assets:
       Company                                $   47,540        12.75%  $   29,840         8.00%         n/a          n/a
       Bank                                       44,751        12.08       29,625         8.00   $   37,032        10.00%


Tier 1 Capital to Risk Weighted Assets:
       Company                                    42,765        11.47       14,920         4.00          n/a          n/a
       Bank                                       41,039        11.08       14,813         4.00       22,219         6.00

Leverage Ratio:
       Company                                    42,765         8.11       21,090         4.00          n/a          n/a
       Bank                                       41,039         7.87       20,863         4.00       26,079         5.00

December 31, 2005:
---------------------------------------

Total Capital to Risk Weighted Assets:
       Company                                $   58,876        16.10%  $   29,252         8.00%         n/a          n/a
       Bank                                       47,496        13.22       28,738         8.00   $   35,923        10.00%

Tier 1 Capital to Risk Weighted
Assets:
       Company                                    55,045        15.05       14,626         4.00          n/a          n/a
       Bank                                       44,103        12.28       14,369         4.00       21,545         6.00

Leverage Ratio:
       Company                                    55,045        10.43       21,103         4.00          n/a          n/a
       Bank                                       44,103         8.53       20,762         4.00       25,840         5.00

INTEREST RATE SENSITIVITY

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of September 30, 2006, an increase of 200 basis points in rates is estimated to result in a decrease of 14.8% in net interest income, while a decrease of 200 basis points is estimated to result in an increase of 7.9% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

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

(b) Changes in internal controls.

                  There were no changes made to our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1   -        Legal Proceedings

                  None

Item 2   -        Unregistered Sales of Equity Securities and Use of Proceeds

                  The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ended September 30, 2006:

                                                                   TOTAL MUMBER
                                                                    OF SHARES
                                                                  PURCHASED AS
                                                                    PART OF            MAXIMUM NUMBER
                                                                   A PUBLICLY            OF SHARES
                                 NUMBER OF       AVERAGE           ANNOUNCED             YET TO BE
                                  SHARES        PRICE PAID        REPURCHASE          PURCHASED UNDER
                  MONTH         PURCHASED       PER SHARE          PLAN (1)             THE PLAN (1)
                  ------------------------------------------------------------------------------------
                  July           50,137         $    7.65           50,137               200,448

                  August         31,415              7.51           31,415               169,033

                  September          --                --               --               169,033
                               --------         ---------        ---------             ---------
                                 81,552         $    7.60           81,552
                               ========         =========        =========


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

                                       AMERICAN BANK INCORPORATED
Registrant



                                       By: /s/ MARK W. JAINDL
                                           -------------------------------------
Date: November 14, 2006                    Mark W. Jaindl,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       By: /s/ HARRY C. BIRKHIMER
                                           -------------------------------------
Date: November 14, 2006                    Harry C. Birkhimer,
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Accounting and Financial
                                            Officer)