Form 10KSB
period 2006-12-31
AMERICAN BANK INC
filed 2007-04-02
CIK 1163747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transaction period from ____________ to ____________

                         Commission File Number: 0-31246

                                ----------------

                           AMERICAN BANK INCORPORATED
                 (Name of Small Business Issuer in its Charter)

                                ----------------

                PENNSYLVANIA                                  01-0593266
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                  Identification Number)

4029 WEST TILGHMAN STREET, ALLENTOWN, PENNSYLVANIA               18104
    (Address of Principal Executive Office)                    (Zip Code)

                                 (610) 366-1800
               (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                            Name of Each
Title of each Class                                 Exchange on Which Registered
-------------------                                 ----------------------------
COMMON STOCK, PAR VALUE $0.10 PER SHARE             THE NASDAQ STOCK MARKET, LLC

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----

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

(1)  YES  [X]       NO  [ ]

(2)  YES  [X]       NO  [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this report, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The Registrant's revenues for the year ended December 31, 2006 were $29.0 million.

         As of March 19, 2007, there were 5,948,157 shares issued and outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 19, 2007 was $14.8 million.

         Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). [ ] YES   [X] NO

         Transitional Small Business Disclosure Format:  YES [ ]    NO  [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders (Parts II and IV)

2. Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS

AMERICAN BANK INCORPORATED

         American Bank Incorporated was organized in August 2001 at the direction of the Board of Directors of American Bank for the purpose of acting as the stock holding company of American Bank. American Bank Incorporated's assets consist primarily of its investment in American Bank of $41.4 million. American Bank Incorporated's principal business is overseeing and directing the business of American Bank. At December 31, 2006, American Bank Incorporated had total consolidated assets of $504.6 million, total deposits of $369.0 million and stockholders' equity of $34.2 million.

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

         AmericanBank Online and pcbanker.com are registered trademarks of American Bank and the brand names for Internet banking and financial services provided by American Bank. Through AmericanBank Online and pcbanker.com, American Bank delivers convenience through innovative technology, absent the restrictions of time and geography, by offering a broad menu of real-time, web-browser based Internet banking and financial services. As America's first "Nationwide Community Bank," American Bank offers the convenience of Internet banking with the "old-fashioned" service expected from a traditional community bank. By incorporating current technology and the resulting economies of scale, the Bank offers some of the best interest rates in the country on both deposit and loan products, delivered with a premier level of service.

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

         LOAN PORTFOLIO COMPOSITION. The following information details the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, and allowance for losses) as of the dates indicated:

                                                               AT DECEMBER 31,
                    -----------------------------------------------------------------------------------------------------
                           2006                 2005                2004                 2003                 2002
                    ------------------   ------------------  ------------------   ------------------   ------------------
                     AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                    --------   -------   --------   -------  --------   -------   --------   -------   --------   -------
                                                              (IN THOUSANDS)
Real Estate Loans:
Commercial(1)       $155,870    48.26%   $134,191    44.13%  $ 108,702   44.44%  $ 96,609     46.66%  $ 65,569    47.89%
Residential(2)        90,213    27.93      93,411    30.72      72,840   29.78     53,393     25.79     32,344    23.62
                    --------   ------    --------   ------   ---------  ------   --------    ------   --------   ------
   Total real
     estate loans    246,083    76.19     227,602    74.85     181,542   74.22    150,002     72.45     97,913    71.51
                    --------   ------    --------   ------   ---------  ------   --------    ------   --------   ------
Other Loans:
Consumer loans(3)     17,207     5.33      18,265     6.01      18,804    7.69     15,098      7.29     13,762    10.05
Commercial            59,707    18.48      58,184    19.14      44,254   18.09     41,937     20.26     25,249    18.44
                    --------   ------    --------   ------   ---------  ------   --------    ------   --------   ------
   Total other
     loans            76,914    23.81      76,449    25.15      63,058   25.78     57,035     27.55     39,011    28.49
                    --------   ------    --------   ------   ---------  ------   --------    ------   --------   ------
Total loans
  receivable         322,997   100.00%    304,051   100.00%    244,600  100.00%   207,037    100.00%   136,924   100.00%
                    --------   ======    --------   ======   ---------  ======   --------    ======   --------   ======

Less:
Deferred (fees)
  and costs              706                  736                  516                207                 (239)
Allowance for
  loan losses         (3,734)              (3,393)              (2,768)            (2,412)              (1,759)
                    --------             --------            ---------           --------             --------
  Total loans
    receivable,
    net             $319,969             $301,394            $ 242,348           $204,832             $134,926
                    ========             ========            =========           ========             ========

------------
(1) Commercial real estate loans include commercial construction and multi-family residential real estate loans.
(2) Residential real estate loans include one- to four-family real estate loans and residential construction loans.
(3)  Consumer loans include home equity loans and home equity lines of credit.

         LOAN APPROVALS. Loan approvals are made in accordance with a policy that includes delegated authorities approved by the Board of Directors. Loans are approved at various management levels up to and including the Board of Directors, depending on the amount of the loan. Generally, loans of $1,500,000 or less may be approved by one or more authorized senior officers, as provided by policy. Loans over $1,500,000 require approval by the Loan Committee or by the Board of Directors.

         COMMERCIAL REAL ESTATE LOANS. American Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2006, $155.9 million, or 48.3% of American Bank's total loan portfolio consisted of loans secured by commercial real estate properties, which include multi-family residential real estate loans, owner occupied commercial real estate loans and non-owner occupied commercial real estate loans. The majority of our commercial real estate loans are secured by office buildings, manufacturing facilities, distribution/warehouse facilities, and retail centers, which are generally located in our local market area. The interest rates for our commercial real estate loans generally adjust at one- to five-year intervals, and are typically renegotiated at the end of such period or automatically converted to a floating interest rate. The loans generally have a five-year term with an amortization period of no greater than twenty years. At December 31, 2006, the largest such loan had a balance of $5.4 million. At that date we had no commercial real estate loans that were delinquent in excess of 30 days.

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

         MULTIFAMILY RESIDENTIAL REAL ESTATE LENDING. American Bank originates mortgage loans secured by multifamily dwelling units (more than four units). At December 31, 2006, $15.7 million, or 5.2% of our total loan portfolio consisted of loans secured by multifamily residential real estate (multifamily residential real estate loans are included in commercial real estate loans in the loan portfolio composition table above). The majority of our multifamily residential real estate loans are secured by apartment buildings located in the Bank's local market area. The interest rates for our multifamily residential real estate loans generally adjust at one- to five-year intervals, with the rate to be negotiated at the end of such term or to automatically convert to a floating interest rate. These loans generally have a five-year term with an amortization period of no more than twenty years. At December 31, 2006, the largest such loan had a balance of $2.6 million. At that date, we had no multifamily residential real estate loans that were delinquent in excess of 30 days.

         ONE- TO FOUR-FAMILY REAL ESTATE MORTGAGE LENDING. American Bank originates loans secured by first mortgages on existing or new construction, one- to four-family residences located in its local market area. We may purchase one- to four-family real estate loans, primarily adjustable-rate mortgages, from other lenders. The loans purchased are of similar credit quality and meet substantially similar credit standards as loans we originate. We monitor this portfolio for geographic concentrations. At December 31, 2006, $90.2 million, or 27.9% of American Bank's total loans receivable, consisted of one- to four-family residential real estate and construction loans. We originated $14.6 million, $21.2 million and $15.0 million of one- to four-family residential mortgage and construction loans for the years ended December 31, 2006, 2005 and 2004, respectively. We purchased adjustable rate one- to four-family residential mortgages of $2.9 million, $16.9 million and $26.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, American Bank had no mortgage loans secured by one- to four-family real estate that were delinquent in excess of 30 days.

         Generally, our fixed-rate one- to four-family mortgage loans have maturities ranging from ten to 30 years and are fully amortizing, with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Due to the inherent interest rate risk associated with holding long-term assets, we have historically sold a substantial portion of the fixed-rate residential mortgage loans we originate. During the years ended December 31, 2006, 2005 and 2004, we sold $10.4 million, $13.8 million and $10.8 million of fixed-rate one- to four-family mortgage loans, respectively. However, depending on interest rates, we may keep fixed-rate mortgages in our portfolio. Our residential mortgage loans customarily include "due on sale" clauses, which gives us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan has not been paid in full.

         American Bank originates and purchases adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. At December 31, 2006, $71.2 million, or 22.0% of our total loan portfolio, was comprised of residential ARM loans and subject to periodic interest rate adjustments. We typically originate and purchase ARM loans primarily for our own portfolio. Our ARM loans provide for an initial interest rate period, which may be from one to ten years. After the initial interest rate period the loans adjust every year and are based on the one-year U.S. Treasury constant maturity index plus a margin. Our ARM loans are typically based on up to a 30-year amortization schedule. For one-year ARM loans, we qualify the borrowers at the initial rate plus 2%. For all other ARM loans, we qualify the borrowers at the initial rate. Our current ARM loans do not provide for negative amortization. American Bank's ARM loans generally provide for initial, ongoing, and lifetime interest rate caps and may include discounted or "teaser" initial interest rates that may be more than 2% below the interest rate to which the loan would adjust at the first interest adjustment date, based on the market rates of interest at the time the loan was originated or purchased. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.

         RESIDENTIAL CONSTRUCTION LENDING. American Bank originates residential construction loans to individuals who have a contract with an approved builder for the construction of their residence. As of December 31, 2006, $7.5 million, or 2.5%, of our total loan portfolio consisted of residential construction loans. Our construction loans are generally secured by property located in our primary market area. Construction loans to individuals are generally originated pursuant to the same policy regarding loan-to-value ratios as are used in connection with loans secured by one- to four-family residential real estate. At December 31, 2006, we had no residential construction loans that were delinquent in excess of 30 days.

         CONSUMER LENDING. American Bank originates a variety of consumer loans primarily on a secured basis. The loans are generally originated in our local market area, however, we currently originate consumer loans (primarily home equity loans) throughout the Commonwealth of Pennsylvania through pcbanker.com. Our business plan provides for continued growth in originating and closing home equity loan products throughout the Commonwealth of Pennsylvania. Consumer loans include home equity loans, home equity lines of credit, loans secured by certificates of deposit, savings accounts, automobiles and unsecured personal loans. Our home equity loans are typically secured by a first or second mortgage on residential property and have repayment terms ranging from one year to 15 years. American Bank's home equity lines of credit are also secured, typically by a first or second mortgage on residential property, and have variable interest rates that are tied to The Wall Street Journal prime lending rate (the "Prime Rate"), which may adjust daily. These loans generally mature in 15 years or less. Other consumer loans are made with fixed interest rates and have terms that generally do not exceed five years. At December 31, 2006, consumer loans amounted to $17.2 million, or 5.3% of the total loan portfolio. At that date, we had six consumer loans that were delinquent in excess of 30 days.

         At December 31, 2006, the largest component of the consumer loan portfolio consisted of fixed-rate home equity loans, which totaled $11.1 million, or 3.4% of the total loan portfolio. At December 31, 2006, outstanding balances of variable-rate home equity lines of credit totaled $1.2 million with total unused commitments of $5.4 million.

         American Bank views consumer lending as an important part of its business, as consumer loans generally have shorter terms and higher yields than fixed-rate residential mortgage loans, thus reducing exposure to changes in interest rates. In addition, we believe that offering consumer loans helps to expand and create stronger ties to our customer base. Subject to market conditions, we intend to continue emphasizing consumer lending. Consumer loans entail greater credit risk than one- to four-family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower, beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's financial stability and may be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Home equity loans have greater credit risk than one- to four-family residential mortgage loans because they often are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold.

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

         COMMERCIAL LOANS. American Bank originates commercial loans, which are frequently secured by real estate, although the decision to grant a commercial loan depends primarily on the creditworthiness and cash flow of the borrower, and secondarily on the value of and ability to liquidate the collateral. We generally require annual financial statements and Federal tax returns from our corporate borrowers, and personal guarantees from the business principals. We also generally require an appraisal of any real estate that secures the loan. Our portfolio of commercial business loans as of December 31, 2006, had a balance of $59.7 million, which represented 18.5% of the total loan portfolio. On that date, the largest such loan had a balance of $3.6 million. As of December 31, 2006, American Bank had no commercial business loans that were delinquent in excess of 30 days.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, overdraft loans and loans having no stated schedule of repayments and no stated maturity, are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loans losses. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table does not reflect the effects of enforcement of due-on-sale clauses.

                                      MULTI-FAMILY
                                          AND           CONSTRUCTION
                      ONE- TO         COMMERCIAL             AND                             COMMERCIAL
                    FOUR-FAMILY       REAL ESTATE        DEVELOPMENT        CONSUMER          BUSINESS            TOTAL
                  --------------    ---------------    --------------    --------------    --------------    ---------------
                          WEIGHTED           WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED           WEIGHTED
                          AVERAGE            AVERAGE           AVERAGE           AVERAGE           AVERAGE            AVERAGE
                   AMOUNT   RATE     AMOUNT    RATE     AMOUNT   RATE     AMOUNT   RATE     AMOUNT   RATE     AMOUNT    RATE
                  -------   ----    --------   ----    -------   ----    -------   ----    -------   ----    --------   ----
                                                             (DOLLARS IN THOUSANDS)
Due During
  Years Ending
  December 31,

2007              $ 5,808   6.10%   $  9,653   6.65%   $13,629   7.07%   $ 4,742   7.06%   $39,306   7.72%   $ 73,138    7.29%
2008 to 2011       57,232   5.23      85,571   6.13      1,313   7.36      3,578   5.46     19,095   6.87     166,789    5.90
2012 and beyond    26,041   5.68      46,836   6.25         --     --      8,887   6.43      1,306   6.99      83,070    6.10
                  -------   ----    --------   ----    -------   ----    -------   ----    -------   ----    --------    ----
Total             $89,081   5.42%   $142,060   6.20%   $14,942   7.09%   $17,207   6.40%   $59,707   7.43%   $322,997    6.27%
                  =======   ====    ========   ====    =======   ====    =======   ====    =======   ====    ========    ====

         The total amount of loans due after December 31, 2007, that have predetermined interest rates is $76.2 million, while the total amount of loans due after this date that have floating or adjustable interest rates is $173.7 million.

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

         During the year ended December 31, 2006 we charged off three loans totaling approximately $8,000. During the year ended December 31, 2005 we did not charge off any loans. During the year ended December 31, 2006 we classified one loan as non-performing and impaired but not requiring an impairment charge. During the year ended December 31, 2005 we did not record any loan impairments. At December 31, 2006, we had three loans classified as non-performing and in the process of being resolved. Two of the loans which are to one borrower were classified as non-performing and impaired in the year 2004. At December 31, 2006 we had four loans with unpaid balances of $249,000 that were delinquent more than 30 days and still accruing interest. At December 31, 2005, we had no loans delinquent more than 30 days and still accruing interest. At December 31, 2006 and 2005 we had no assets acquired in settlement of loans.

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS. Real estate acquired by American Bank as a result of foreclosure or by deed in lieu of foreclosure would be classified as real estate acquired in settlement of loans until sold. At December 31, 2006 we had no real estate acquired in settlement of loans.

         RESTRUCTURED LOANS. Under U.S. generally accepted accounting principles, American Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if American Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that we would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, and troubled debt restructurings do not necessarily result in non-accrual loans. We had no restructured loans as of December 31, 2006.

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

         At December 31, 2006, the aggregate amount of our assets classified as "Special Mention" and "Substandard" were $1,746,200 and $-0-, respectively. No assets were classified as "Doubtful," and $39,000 of assets were classified as "Loss."

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

         The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of December 31, 2006 had recorded losses on eight loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management.

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

         At December 31, 2006 and 2005, American Bank had an allowance for loan losses of approximately $3,734,000 and $3,393,000, respectively. Management believes that the allowance for loan losses at December 31, 2006 was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while American Bank believes it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect American Bank's financial condition and results of operations.

         The following table sets forth an analysis of American Bank's allowance for loan losses.

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                           ------------------------------------------------
                                            2006     2005       2004       2003      2002
                                           ------   -------    -------    -------   -------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of year               $3,393   $2,768     $2,412     $1,759     $1,998
Provision for loan losses                     349      624        393        405        212
Recoveries                                     --        1          2        251          4
Charge-offs                                    (8)      --        (39)        (3)      (455)
                                           ------   ------     ------     ------     ------
Net (charge-offs) recoveries                   (8)       1        (37)       248       (451)
                                           ------   ------     ------     ------     ------
Balance at end of year                     $3,734   $3,393     $2,768     $2,412     $1,759
                                           ======   ======     ======     ======     ======
Ratio of net charge-offs (recoveries)
  during the year to average loans
  outstanding during the year                N.M.     N.M.       N.M.      (0.15)%     0.34%
                                           ======   ======     ======     ======     ======
Ratio of net charge-offs during the
  year to average non-performing assets      16.3%      --%      18.8%        --%        --%
                                           ======   ======     ======     ======     ======

         The allocation of our allowance for loan losses at the dates indicated is summarized as follows. The portion of the allowance listed for a loan category can be used to off-set losses in the category and is not necessarily indicative of actual losses that could occur in the catagory:

                                                              DECEMBER 31,
                ------------------------------------------------------------------------------------------------------
                             2006                               2005                                2004
                -----------------------------      ------------------------------       ------------------------------
                                        PERCENT                           PERCENT                                PERCENT
                                       OF LOANS                           OF LOANS                              OF LOANS
                             LOAN      IN EACH                  LOAN      IN EACH                   LOAN        IN EACH
                AMOUNT      AMOUNTS    CATEGORY  AMOUNT OF    AMOUNTS     CATEGORY      AMOUNT     AMOUNTS      CATEGORY
               OF LOSS        BY       TO TOTAL    LOSS          BY       TO TOTAL      OF LOSS       BY        TO TOTAL
              ALLOWANCE    CATEGORY     LOANS    ALLOWANCE    CATEGORY     LOANS       ALLOWANCE   CATEGORY      LOANS
              ---------    --------    --------  ---------    --------    --------     ---------   --------     --------
                                                          (DOLLARS IN THOUSANDS)

Commercial      $ 816      $ 59,707      18.5%     $  781     $ 58,184       19.2%      $  600     $ 44,254       18.1%
Commercial
 mortgage        2,131      155,870      48.3       1,801      134,191       44.1        1,474      108,702       44.4
Residential
 mortgage          450       90,213      27.9         467       93,411       30.7          363       72,840       29.8
Consumer           125       17,207       5.3         163       18,265        6.0          161       18,804        7.7
Unallocated        212           --        --         181           --         --          170           --         --
                ------     --------    ------      ------     --------     ------       ------     --------     ------
 Total          $3,734     $322,997     100.0%     $3,393     $304,051      100.0%      $2,768     $244,600      100.0%
                ======     ========    ======      ======     ========     ======       ======     ========     ======


                                                DECEMBER 31,
              -----------------------------------------------------------------------------
                             2002                                     2001
              -------------------------------------     -----------------------------------
                                           PERCENT                                 PERCENT
                                           OF LOANS                                OF LOANS
                             LOAN           IN EACH                   LOAN         IN EACH
               AMOUNT OF    AMOUNTS        CATEGORY     AMOUNT OF    AMOUNTS       CATEGORY
                 LOSS         BY           TO TOTAL       LOSS         BY          TO TOTAL
              ALLOWANCE    CATEGORY         LOANS       ALLOWANCE   CATEGORY        LOANS
              ----------   --------        --------     ---------   --------       --------
                                                       (DOLLARS IN THOUSANDS)

Commercial      $    576    $ 41,937        20.2%         $    370     $ 25,249         18.4%
Commercial
 mortgage          1,327      96,609        46.7               959       65,569         47.9
Residential
 mortgage            245      53,393        25.8               182       32,344         23.6
Consumer             116      15,098         7.3               112       13,762         10.1
Unallocated          148          --          --               136           --           --
                --------    --------     -------          --------     --------      -------
 Total          $  2,412    $207,037       100.0%         $  1,759     $136,924        100.0%
                ========    ========     =======          ========     ========      =======

INVESTMENT ACTIVITIES

         Our securities portfolio is managed by our President and our Chief Financial Officer in accordance with a written investment policy of the Board of Directors that addresses strategies, types, and levels of permitted investments.

         At December 31, 2006, our securities portfolio equaled $161.3 million, or 32.0% of total assets. Our securities portfolio is comprised of mortgage-backed securities, U.S. government and agency securities, trust preferred securities and common stock. At December 31, 2006, mortgage-backed securities amounted to $57.8 million, U.S. Government and agency securities amounted to $61.1 million, trust preferred securities amounted to $33.7 million and common stock in domestic corporations amounted to $8.2 million. At December 31, 2006, there were no securities of a single issuer (excluding the U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

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

         At March 31, 2006 management determined that Fannie Mae Series F preferred stock was other-than-temporarily impaired and recorded an impairment charge of $145,000. The dividend rate on this security resets every two years to a rate equal to the two-year Treasury note minus 16 basis points. The next reset date is March 31, 2008. The security does not have a maturity date. At March 31, 2006, management determined that this security was other than temporarily impaired when the market value did not recover as expected on the dividend reset date.

         At December 31, 2005, management determined that Freddie Mac Series M preferred stock was other-than-temporarily impaired. The security pays dividends at the rate of the two-year Treasury note plus ten basis points and resets every two years. The next reset date is March 31, 2007. The security does not have a maturity date. The Company determined that this security was other-than-temporarily impaired based upon management no longer being able to determine when a recovery in market value is expected to occur and therefore not being able to determine its intent and ability to hold the security until such recovery. The Company recorded a charge against current earnings in the amount of $199,000 to reduce the cost of this security to fair market value at that date.

         In management's opinion, the remaining unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

         The amortized cost and approximate fair value of securities as of December 31, 2006, 2005 and 2004 are summarized as follows:

                                                                        AT DECEMBER 31, 2006
                                                   ----------------------------------------------------------------
                                                                         GROSS           GROSS
                                                                       UNREALIZED      UNREALIZED
                                                   AMORTIZED COST        GAINS           LOSSES          FAIR VALUE
                                                   --------------      ----------      ----------         ----------
                                                                           (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies                           $ 59,490          $     --        $   (567)         $ 58,923
   Mortgage-backed securities                           56,685               195            (264)           56,616
   U.S. Government agency preferred stock                2,161                74             (45)            2,190
   Common stock                                          5,735             2,545             (59)            8,221
   Trust preferred obligations                          23,099               134             (86)           23,147
   Other                                                   550                --             (11)              539
                                                      --------          --------        --------          --------
     Total                                            $147,720          $  2,948        $ (1,028)         $149,636
                                                      ========          ========        ========          ========
Held to maturity:
   Trust preferred obligations                        $ 10,539          $    375        $    (23)         $ 10,891
   Mortgage-backed securities                            1,170                 9              --             1,179
                                                      --------          --------        --------          --------
     Total                                            $ 11,709          $    384        $    (23)         $ 12,070
                                                      ========          ========        ========          ========

                                                                        AT DECEMBER 31, 2005
                                                   ----------------------------------------------------------------
                                                                         GROSS           GROSS
                                                                       UNREALIZED      UNREALIZED
                                                   AMORTIZED COST        GAINS           LOSSES          FAIR VALUE
                                                   --------------      ----------      ----------        ----------
                                                                           (IN THOUSANDS)
Available for sale securities:
   U.S. Government agencies                           $ 63,489          $     --        $   (813)         $ 62,676
   Mortgage-backed securities                           90,036               169            (708)           89,497
   U.S. Government agency preferred stock                2,305                --            (224)            2,081
   Common stock                                          6,214               970              (8)            7,176
   Trust preferred obligations                          27,468                97            (304)           27,261
                                                      --------          --------        --------          --------
     Total                                            $189,512          $  1,236        $ (2,057)         $188,691
                                                      ========          ========        ========          ========

Held to maturity:
   Trust preferred obligations                        $ 11,355          $    546        $    (24)         $ 11,877
   Mortgage-backed securities                            1,577                17              --             1,594
   Other                                                   550                --              (9)              541
                                                      --------          --------        --------          --------
     Total                                            $ 13,482          $    563        $    (33)         $ 14,012
                                                      ========          ========        ========          ========

         The maturity schedule of the investment portfolio, by contractual maturity, as of December 31, 2006, is shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without any penalty.

                               DUE AFTER         DUE AFTER
                DUE IN          ONE YEAR         FIVE YEARS                       NON-MATURITY
              ONE YEAR OR       THROUGH           THROUGH         DUE AFTER            AND          MORTGAGE-BACKED
                OR LESS        FIVE YEARS        TEN YEARS        TEN YEARS        MUTUAL FUNDS       SECURITIES          TOTAL
            --------------   --------------   --------------    --------------    --------------    --------------   --------------
            AMOUNT    RATE    AMOUNT   RATE   AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE    AMOUNT   RATE
            ------    ----   -------   ----   ------    ----    -------   ----    ------    ----    -------   ----   --------  ----
                                                          (DOLLARS IN THOUSANDS)
Investment
Securities

U.S.
 Government
 agency     $33,133  4.03%    $23,803   4.57%  $ 1,987   3.00%   $    --     --%  $    --     --%   $    --    --%   $ 58,923  4.21%
Trust
 preferred
 obligations     --    --          --     --        --     --     33,686   7.87        --     --         --     --     33,686  7.87
Mortgage
 backed
 securities      --    --          --     --        --     --         --     --        --     --     57,786   5.16     57,786  5.16
U.S.
 Government
 agency
 preferred
 stock           --    --          --     --        --     --         --     --     2,190   4.69         --             2,190  4.69

Common stock     --    --          --     --        --     --         --     --     8,221   0.88         --     --      8,221  0.88
Other            --    --         300   5.52        --     --         --     --       239   3.76         --     --        539  3.90
            -------  -----    -------  -----   -------  -----    -------  -----   -------  -----    -------  -----   -------- ------
   Total    $33,133   4.03%   $24,103   4.57%  $ 1,987   3.00%   $33,686   7.87%  $10,650   1.73%   $57,786   5.16%  $161,345  5.15%
            =======  =====    =======  =====   =======  =====    =======  =====   =======  =====    =======  =====   ======== ======

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

         We believe we are competitive in the types of accounts and interest rates we offer on our deposit products. Commensurate with our Internet banking strategy, we pay interest rates on deposits that are very competitive, and are typically in the top 5% of banks nationally. We determine deposit interest rates based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various Federal Home Loan Bank of Pittsburgh advance programs and the deposit growth rate we are seeking to achieve.

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

                                                               YEARS ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------------------------------
                                      2006                                2005                                 2004
                       -------------------------------    ---------------------------------     -------------------------------
                         AVERAGE                            AVERAGE                               AVERAGE
                       OUTSTANDING  INTEREST   AVERAGE    OUTSTANDING   INTEREST    AVERAGE     OUTSTANDING  INTEREST   AVERAGE
                         BALANCE      PAID      RATE        BALANCE       PAID       RATE         BALANCE      PAID      RATE
                       -----------  --------   -------    -----------   --------    -------     -----------  --------   -------
                                                               (DOLLARS IN THOUSANDS)

Demand, non-interest
 bearing                $ 15,605     $     --      --%    $ 16,486      $     --         --%     $ 17,336     $     --        --%
Demand,
 interest-bearing         79,685        1,991     2.50      93,753         1,728       1.84        103,761       1,313      1.26
Savings                   98,375        3,078     3.13     104,299         2,277       2.18        102,236       1,386      1.36
Certificates of
 deposit                 173,798        7,514     4.32     142,741         5,145       3.60        120,834       3,809      3.15
                        --------     --------  -------    --------      --------    -------       --------    --------  --------
   Total deposits       $367,463     $ 12,583     3.42%   $357,279      $  9,150       2.56%      $344,167    $  6,508      1.89%
                        ========     ========  =======    ========      ========    =======       ========    ========  ========

         The following table indicates the amount of American Bank's certificates of deposit by time remaining until maturity as of December 31, 2006.

                                                                        MATURITY
                                               --------------------------------------------------------
                                               3 MONTHS     OVER 3      OVER 6
                                                  OR         TO 6        TO 12      OVER 12
                                                 LESS       MONTHS      MONTHS      MONTHS       TOTAL
                                               --------    --------    --------    --------    --------
                                                                    (IN THOUSANDS)
Certificates of deposit less than $100,000     $ 23,220    $ 41,008    $ 43,515    $ 28,410    $136,153
Certificates of deposit of $100,000 or more      11,037      24,378      22,450       8,573      66,438
Public funds(1)                                      --         126          --          --         126
                                               --------    --------    --------    --------    --------
Total certificates of deposit                  $ 34,257    $ 65,512    $ 65,965    $ 36,983    $202,717
                                               ========    ========    ========    ========    ========

-----------
(1)  Deposits from governmental and other public entities.

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

EMPLOYEES

         As of December 31, 2006, we had 46 full-time employees and five part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

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

         SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, American Bank Incorporated's Chief Executive Officer and Chief Financial Officer each are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. American Bank Incorporated will be subject to further reporting and audit requirements beginning with the year ending December 31, 2007 under the requirements of the Sarbanes-Oxley Act. American Bank Incorporated has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to comply with these regulations.

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

         FEDERAL SECURITIES LAWS. American Bank Incorporated's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934. American Bank Incorporated is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

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

         On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law required, among other things, the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage per separately insured depositor (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

         Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the BIF and the SAIF into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the FICO assessment was equal to
1.24 basis points for each $100 in domestic deposits maintained at an institution.

         On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

         In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the Board of Governors of the Federal Reserve System believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2006, American Bank met each of its capital requirements.

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

         American Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Board of Governors of the Federal Reserve System. As of December 31, 2006, American Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

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

STATE TAXATION

         American Bank Incorporated is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from American Bank qualify for a 100% dividends-received deduction and are not subject to Corporate Net Income Tax. In addition, American Bank Incorporated's investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed. American Bank is subject to the Pennsylvania Bank Shares Tax based on its total amount of shares subject to tax, as calculated under the laws of the PA Department of Revenue.

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

ITEM 2.  PROPERTIES

         The premises from which we operate are located at 4029 West Tilghman Street, Allentown, Pennsylvania. American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2007. American Bank has the option to extend the lease agreement for four additional five-year lease terms and has notified the lessor of its intent to exercise its option for five additional years beginning in 2007. The lessor and the Bank have reached agreement of the terms of the five-year lease renewal beginning in 2007. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities, and maintenance and repairs on the building. The lessor is The Jaindl Building LP and Mark W. Jaindl Properties LLC is the general partner. Mark W. Jaindl is the owner of Mark W. Jaindl Properties LLC. Mr. Jaindl is the Chairman, President, Chief Executive Officer and a principal shareholder of American Bank Incorporated. The minimum lease payments due in 2007 under the original terms of the lease are $364,000. The minimum lease payments due in 2008 and 2009 are $402,000, the minimum lease payments due in 2010 are $404,000, the minimum lease payments due in 2011 are $428,000 and the minimum lease payments due in 2012 are $399,000. We maintain a disaster recovery backup site for our computers and data processing systems. This site is leased from a third party. The lease is for three years expiring in November 2008 and can be renewed for an additional three-year period. The minimum annual payments under this lease are $17,700 and $16,200 for the years ended 2007 and 2008 respectively.

ITEM 3.  LEGAL PROCEEDINGS

         American Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2006, American Bank was not involved in any material legal proceedings.

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



         Set forth below is certain information as of December 31, 2006 regarding compensation plans (other than the Employee Stock Ownership Plan) that authorize equity securities for issuance to employees and directors of the Company.

====================================================================================================================

                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS AND         WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
                                         RIGHTS                  EXERCISE PRICE            ISSUANCE UNDER PLAN
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan Approved by
   Shareholders                         225,588                       7.32                       165,714
--------------------------------------------------------------------------------------------------------------------
Plans not approved by
   Shareholders                              --                         --                            --
--------------------------------------------------------------------------------------------------------------------

         Total                          225,588                       7.32                       165,714
====================================================================================================================

The Company maintains a dividend reinvestment and stock purchase plan to provide the shareholders of the Company with a convenient and economic method of investing cash dividends and optional cash payments in additional shares of the common stock of the Company. The plan was amended in February 2006 to discontinue the optional cash purchase provisions of the plan. The Company registered 2,127,275 shares of its common stock for sale under the plan.

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

         The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ending December 31, 2006:

                                                                        (c)                       (d)
                                                                  Total number of           Maximum number
                              (a)                               shares purchased as       of shares that may
                             Total                (b)           part of a publicly           be purchased
                        Number of shares     Average price     announced repurchase         under the plans
       Period              purchased        paid per share     plans or programs (1)        or programs(1)
-----------------------------------------------------------------------------------------------------------------
October 1, 2006 to
October 31, 2006            15,780              $ 7.60                 15,780                    153,226

November 1, 2006 to
November 30, 2006            1,684              $ 8.05                  1,684                    151,542

December 1, 2006 to
December 31, 2006               --                  --                     --                    151,542
                            ------              ------                 ------
Total                       17,464              $ 7.65                 17,464
                            ======                                     ======

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of American Bank Incorporated's Annual Report to Stockholders are incorporated herein by reference or the information required by this item will be filed by amendment to this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

         There were no changes made in our internal controls during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") is incorporated herein by reference or the information required by this item will be filed by amendment to this annual report.

ITEM 10. EXECUTIVE COMPENSATION

         The "Proposal I--Election of Directors" section of the Company's 2007 Proxy Statement is incorporated herein by reference or the information required by this item will be filed by amendment to this annual report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The "Proposal I--Election of Directors" section of the Company's 2007 Proxy Statement is incorporated herein by reference or the information required by this item will be filed by amendment to this annual report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The "Transactions with Certain Related Persons" section of the Company's 2007 Proxy Statement is incorporated herein by reference or the information required by this item will be filed by amendment to this annual report.

ITEM 13. EXHIBITS

3.1      Articles of Incorporation of American Bank Incorporated*
3.2      Bylaws of American Bank Incorporated*
4.1      Trust Agreement*
4.2      Form of Amended and Restated Trust Agreement of American Capital
         Trust I*
4.3      Form of Certificate of Trust*
4.4      Form of Common Stock Certificate of American Capital Trust I*
4.5      Form of Agreement as to Expenses and Liabilities of American Capital
         Trust *
4.6      Form of Preferred Stock Certificate of American Capital Trust I*
4.7      Form Certificate of Authentication*
4.8 Form of Preferred Securities Guarantee Agreement between American Bank Incorporated and Bankers Trust Company, as guarantee trustee*
4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*
4.10     Form of Subordinated Debenture due 2032*
4.11     Form of Common Stock Certificate of American Bank Incorporated*
10.1     Employment Agreement with Mark W. Jaindl*
10.2     Stock Option Plan*
10.3     Non-Qualified Deferred Compensation Plan for Senior Employees, as
         amended**
13       Portions of Annual Report to Stockholders
21       Subsidiaries of the Registrant*
23.1     Consent of S. R. Snodgrass A. C.
23.2     Consent of Beard Miller Company LLP
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.
** Incorporated by reference to the Annual Report on Form 10-KSB of American Bank Incorporated for the Year Ended December 31, 2004, as filed with the Securities and Exchange Commission on March 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The "Fees Paid to Independent Registered Public Accounting Firm" section of the Company's 2007 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN BANK INCORPORATED


Date:    March 29, 2007                By: /s/ MARK W. JAINDL
                                           -------------------------------------
                                           Mark W. Jaindl
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                         Title                      Date
        ----------                         -----                      ----

/s/ Mark W. Jaindl                  President, Chief Executive    March 29, 2006
--------------------------------    Officer and Chairman of the
Mark W. Jaindl                      Board (Principal Executive
                                    Officer)


/s/ Harry C. Birkhimer              Senior Vice President and     March 29, 2006
--------------------------------    Chief Financial Officer
Harry C. Birkhimer                  (Principal Financial and
                                    Accounting Officer)


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