Form 10KSB/A
period 2006-12-31
AMERICAN BANK INC
filed 2007-04-27
CIK 1163747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from to

                         Commission File Number: 0-31246

                           AMERICAN BANK INCORPORATED
                 (Name of Small Business Issuer in its Charter)


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

(2)  YES [X].    NO  [ ].

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

         Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES [ ]    NO [X]

         Transitional Small Business Disclosure Format:  YES [ ].   NO [X].

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.
================================================================================

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The table below sets forth certain information, as of April 25, 2007 regarding members of our Board of Directors and executive officers.

                              POSITIONS(S)
                         HELD WITH AMERICAN BANK                                           SHARES
                            INCORPORATED OR                    DIRECTOR        CURRENT   BENEFICIALLY   PERCENT OF
         NAME                AMERICAN BANK           AGE       SINCE(1)    TERM EXPIRES    OWNED(2)       CLASS
----------------------   -------------------------  -----      --------    ------------  ------------   -----------
                                                     NOMINEES

Phillip S. Schwartz             Director             61          1996          2007      286,615(4)       4.8%
Martin F. Spiro                 Director             73          1996          2007      493,777(5)       8.2%

                                                OTHER BOARD MEMBERS

John F. Eureyecko               Director             52          2005          2009       20,768          *
John W. Galuchie, Jr.           Director             54          2005          2009       12,000          *
Donald J. Whiting, Jr.          Director             47          2005          2009       50,000          *
Mark W. Jaindl                  Chairman,            47          1996          2008    4,047,407(3)      60.6%
                            President and CEO
Michael D. Molewski             Director             44          2005          2008       11,928          *

                                      EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Harry C. Birkhimer       Treasurer, Senior Vice      58           n/a           n/a       20,060(6)       *
                              President and
                         Chief Financial Officer
Sandra A. Berg           Secretary, Senior Vice      50           n/a           n/a       20,164(7)       *
                              President and
                         Chief Operating Officer
Chris J. Persichetti      Senior Vice President      44           n/a           n/a       24,432(8)       *
                         and Chief Lending Officer
Robert W. Turner          Senior Vice President      45           n/a           n/a        8,044(9)       *
                         and Chief Technology
                         Officer

All directors and executive                                                             4,995,195        71.0%
officers as a group (11 persons)

--------------
*    Less than 1%.
(1) Reflects initial appointment to the Board of Directors of American Bank Incorporated or American Bank.
(2) Includes shares owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other shares as to which the individual has or shares voting or investment power, and shares that an individual may purchase under stock option(s) or acquire by the conversion of trust preferred securities exercisable or convertible within 60 days of the record date.
(3) Includes 124,750 shares that can be acquired pursuant to the exercise of options, 107,185 shares that can be acquired pursuant to the conversion of trust preferred securities and 7,669 shares that can be acquired pursuant to the Senior Executive Retirement Plan. Also includes 415,000 shares that can be acquired pursuant to the conversion of trust preferred securities held by Jaindl Associates LP, of which Mr. Jaindl is the general partner. Also includes 978,606 shares held by the Estate of Frederick J. Jaindl, of which Mark W. Jaindl is a Co-Executor, and 3,923 shares that can be acquired pursuant to the conversion of trust preferred securities held by the Estate of Frederick J. Jaindl. Also includes 135,655 shares as to which Mark W. Jaindl is a trustee, and 28,821 shares that can be acquired pursuant to the conversion of trust preferred securities as to which Mark
     W. Jaindl is a trustee. Includes 1,873,596 shares pledged as security for loans.
(4) Includes 19,000 shares that can be acquired pursuant to the conversion of trust preferred securities.
(5) Includes 65,000 shares that can be acquired pursuant to the conversion of trust preferred securities.
(6) Includes 9,500 shares that can be acquired pursuant to the exercise of options and 2,389 shares that can be acquired pursuant to the Senior Executive Retirement Plan.
(7) Includes 16,750 shares that can be acquired pursuant to the exercise of options and 2,389 shares that can be acquired pursuant to the Senior Executive Retirement Plan.
(8) Includes 17,088 shares that can be acquired pursuant to the exercise of options and 4,959 shares that can be acquired pursuant to the Senior Executive Retirement Plan.
(9) Includes 5,500 shares that can be acquired pursuant to the exercise of options and 2,389 shares that can be acquired pursuant to the Senior Executive Retirement Plan.

DIRECTORS AND EXECUTIVE OFFICERS

         The business experience for the past five years for each of American Bank Incorporated's directors and executive officers is as follows:

         MARK W. JAINDL. Mr. Jaindl has served as the Chairman of the Board of American Bank Incorporated and American Bank since April 2004 and President and Chief Executive Officer of American Bank since 1997 and of American Bank Incorporated since its formation in 2001. Mr. Jaindl serves as a Trustee for the Jaindl Foundation, a philanthropic organization benefiting charitable causes in the Lehigh Valley. Mr. Jaindl has been on the Board of Directors of Sageworth Holdings, LLC since November 2003 and its wholly owned subsidiary Sageworth Trust Company since February 2005. Sageworth provides fiduciary, investment and family office services to its clients. Since May 2004, Mr. Jaindl has served as a member of the Board of Commissioners of the Lehigh County Housing Authority, which provides affordable housing programs to over 3,000 families throughout the Lehigh Valley. Mr. Jaindl was a director of Massachusetts Fincorp, Inc. and its wholly owned subsidiary, Massachusetts Co-operative Bank, from May 2000 until August 2002.

         JOHN F. EUREYECKO. Mr. Eureyecko has served as a director of American Bank Incorporated and American Bank since April 2005. Mr. Eureyecko is President and Chief Executive Officer of Belhaven Capital Group, Inc., Bethlehem, Pennsylvania, which owns and manages commercial and residential real estate properties throughout the Lehigh Valley. From 1991 to 2001, Mr. Eureyecko served in various positions with Piercing Pagoda, Inc. including President and Chief Executive Officer from 1996 through 2001. Mr. Eureyecko serves on the boards of American Home Partners, Inc. and Albarell Electric. Additionally, Mr. Eureyecko serves on the boards of Northampton Community College, Moravian Academy, WLVT-TV39 and is on the Finance Committee of Hillside School and a member of the Bethlehem South Side Vision Task Force.

         JOHN W. GALUCHIE, JR. Mr. Galuchie has served as a director of American Bank Incorporated and American Bank since April 2005. Mr. Galuchie is the President and Chief Operating Officer of T. R. Winston & Company, LLC, (since
1989) a registered securities broker-dealer located in Bedminster, New Jersey. Prior to August 2003 Mr. Galuchie was also engaged in the following businesses:
(i) Kent Financial Services, Inc., as Executive Vice President and Treasurer from September 1986 to August 2003; (ii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President from April 1998 to October 2001; (iii) Cortech, Inc., a biopharmaceutical company, as President and director from September 1998 to August 2003; and (iv) Gish Biomedical, Inc., a medical device manufacturer, as a director from September 1999 (Chairman from March 2000) until April 2003. Mr. Galuchie also served as Chairman of the Board of General Devices, Inc., a company seeking to redeploy its assets, from September 2000 to October 2005. He has served as Treasurer and a director of the Tennant-In-Common Association, a securities industry trade association, since 2005. Mr. Galuchie is a Certified Public Accountant and has been designated the Audit Committee Financial Expert.

         MICHAEL D. MOLEWSKI. Mr. Molewski has served as a director of American Bank Incorporated and American Bank since October 2005. Mr. Molewski is the majority partner of Molewski Financial Partners, Bethlehem, Pennsylvania, where he oversees the strategic planning and directs the Family Consulting Group services of the firm. Mr. Molewski is a graduate of King's College, Wilkes Barre, Pennsylvania. Mr. Molewski is a Chartered Financial Consultant (ChFC) and Certified Financial Planner (CFP). He is a member of the Association for Advanced Life Underwriting (AALU), the National Association of Insurance and Financial Advisors (NAIFA), and the Estate Planning Council of the Lehigh Valley. Mr. Molewski has served on the boards of King's College, Northampton Community College Foundation and Lehigh Valley Hospital Major Gifts Committee. Mr. Molewski is a former board member of M Funds Investment Advisory Group, which is a mutual fund company based in Portland, Oregon.

         PHILLIP S. SCHWARTZ. Mr. Schwartz has served as a director of American Bank since 1996 and of American Bank Incorporated since its formation in 2001. Mr. Schwartz has been the President of Schwartz Heating & Plumbing, Inc., which specializes in plumbing installation for new construction, since 1980. He serves on the President's Council of DeSales University. Mr. Schwartz has been President of P & M Schwartz Corporation, a land development corporation located in Whitehall, Pennsylvania since 1993. He also served on the PNC Bank Regional Board from 1993 until the fall of 1996.

         MARTIN F. SPIRO. Mr. Spiro has served as a director of American Bank since 1996 and of American Bank Incorporated since its formation in 2001. Mr. Spiro retired in 1987 from garment manufacturing and currently is an investor in bank and thrift stocks. From 1990 until 1994, Mr. Spiro was a director of VSB Bancorp, Inc. in Closter, New Jersey when it was acquired by UJB Financial. From 1990 until 1992, Mr. Spiro was a director of Flagship Financial Corp. in Jenkintown, Pennsylvania, when it was acquired by PNC Financial.

         DONALD J. WHITING, JR. Mr. Whiting has served as a director of American Bank Incorporated and American Bank since October 2005. Mr. Whiting is the President and CEO of Whiting Door Manufacturing Corp, Akron, New York, a manufacturer of doors for trailers, truck bodies and containers. Mr. Whiting is also the president of JRI Acquisition, LLC, which holds stock in a European door manufacturer. Mr. Whiting is a director of JR Industries, a European manufacturer of doors and other components for trucks and trailers. Mr. Whiting is a graduate of Lehigh University, Bethlehem, Pennsylvania. Mr. Whiting served as a member of the Board of Directors of the Bank of Akron, Akron, New York, from 1998 until 2005 where he was the Chairman of the Loan Committee and the Compensation Committee.

         HARRY C. BIRKHIMER. Mr. Birkhimer has been employed by American Bank as Senior Vice President and Chief Financial Officer since 1999, and has served as Vice President and Treasurer of American Bank Incorporated since its formation in 2001. He is a Certified Public Accountant. From 1991 to 1998 he was Chief Financial Officer of Indiana First Savings Bank, Indiana, Pennsylvania.

         SANDRA A. BERG. Ms. Berg has been employed by American Bank since 1997, most recently as Senior Vice President, Chief Operating Officer and Secretary, and serves as Vice President and Secretary of American Bank Incorporated. She has over 25 years of retail banking and branch management experience. From 1990 to 1997, Ms. Berg was employed by PNC Bank, most recently as an Assistant Vice President and Branch Manager.

         CHRIS J. PERSICHETTI. Mr. Persichetti has been employed by American Bank since 1999, most recently as Senior Vice President and Chief Lending Officer. He has over 20 years of banking experience. From 1986 to 1999, Mr. Persichetti was employed by PNC Bank, most recently as a Vice President in the Business Banking Division.

         ROBERT W. TURNER. Mr. Turner has been employed by American Bank since 2001, most recently as Senior Vice President and Chief Technology Officer. From 2000 to 2001, Mr. Turner was a Senior Systems Engineer with Guardian Life Insurance Company. From 1995 to 2000, he was a Project Manager in the Construction and Mining Group of Ingersoll-Rand Company.

AUDIT COMMITTEE

         The Audit Committee consists of Directors John W. Galuchie, Jr. (Chairman), Martin F. Spiro and John F. Eureyecko. Each member of the Audit Committee is considered "independent" as defined in the Nasdaq corporate governance listing standards and under SEC Rule 10A-3. Mr. Galuchie has been designated as the Audit Committee Financial Expert. Information with respect to Mr. Galuchie's experience is included in "--Directors and Executive Officers."

PROCEDURES FOR THE CONSIDERATION OF BOARD CANDIDATES SUBMITTED BY STOCKHOLDERS

         There have been no material changes to the procedures for the consideration of board candidates submitted by stockholders since they were previously disclosed in the proxy statement for our 2006 annual meeting of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in our proxy statement of the failure of an officer, director or beneficial owner of greater than 10% of our common stock to file a Form 3, 4, or 5 on a timely basis. No officer, director or beneficial owner of greater than 10% of our shares failed to file ownership reports as required for the year ended December 31, 2006.

CODE OF ETHICS

         We have adopted a Code of Ethics that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions as defined in the Code of Ethics. The Code of Ethics is available on our website at www.pcbanker.com. Amendments to and waivers from the Code of Ethics with respect to the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions will also be disclosed on our website.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth for the year ended December 31, 2006 certain information as to the total remuneration paid by us to Mr. Jaindl, who serves as President and Chief Executive Officer, and the two most highly compensated executive officers of American Bank Incorporated other than Mr. Jaindl ("Named Executive Officers"). For a narrative description of the information included in this table, please see "--Employee Benefit Plans."

                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------
                                                                NON-EQUITY
                                                   OPTION     INCENTIVE PLAN      ALL OTHER
   NAME AND PRINCIPAL                              AWARDS      COMPENSATION     COMPENSATION
        POSITION           YEAR     SALARY ($)     ($)(1)           ($)              ($)         TOTAL ($)
------------------------   ----   ------------   ---------    -------------     -------------    ---------
Mark W. Jaindl
Chairman of the Board,
President and Chief        2006     $239,351     $ 15,333       $ 18,579         $ 18,368(2)      $291,631
Executive Officer

Chris J. Persichetti,
Senior Vice President
and Chief Lending          2006     $115,027     $ 10,415       $ 20,108         $ 11,229(3)      $156,779
Officer

Robert W. Turner,
Senior Vice President
and Chief Information      2006     $102,470     $  4,058       $  8,556         $ 17,162(4)      $132,246
Officer

--------------
(1) For the assumptions used to calculate stock option expense for the year ended December 31, 2006, see Note 15 of the Notes to the Consolidated Financial Statements of American Bank Incorporated.
(2) Includes $9,416 for health, life and disability insurance premiums paid on behalf of Mr. Jaindl. Also includes $6,600 in matching funds for the 401(k) Plan and 300 shares of Common Stock under the ESOP, valued at the closing market price of $7.84.
(3) Includes $1,281 for health, life and disability insurance premiums paid on behalf of Mr. Persichetti. Also includes $3,309 in matching funds for the 401(k) Plan and 209 shares of Common Stock under the ESOP, valued at the closing market price of $7.84 and a contribution of $5,000 through our Non-Qualified Deferred Compensation Plan for Senior Employees.
(4) Includes $9,106 for health, life and disability insurance premiums paid on behalf of Mr. Turner. Also includes $3,074 in matching funds for the 401(k) Plan and 189 shares of Common Stock under the ESOP, valued at the closing market price of $7.84 and a contribution of $3,500 through our Non-Qualified Deferred Compensation Plan for Senior Employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

         The following table sets forth information with respect to outstanding equity awards as of December 31, 2006 for the Named Executive Officers.

                                   OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
--------------------------------------------------------------------------------------------------------------------
                                               OPTION AWARDS                                    STOCK AWARDS
                   --------------------------------------------------------------------   --------------------------
                                                EQUITY INCENTIVE
                                                  PLAN AWARDS:
                     NUMBER OF    NUMBER OF        NUMBER OF                               NUMBER OF     MARKET VALUE
                    SECURITIES    SECURITIES       SECURITIES                              SHARES OR     OF SHARES OR
                    UNDERLYING    UNDERLYING       UNDERLYING       OPTION                  UNITS OF       UNITS OF
                   UNEXERCISED   UNEXERCISED      UNEXERCISED      EXERCISE    OPTION      STOCK THAT     STOCK THAT
                   OPTIONS (#)   OPTIONS (#)    UNEARNED OPTIONS    PRICE    EXPIRATION     HAVE NOT       HAVE NOT
       NAME        EXERCISABLE  UNEXERCISABLE        (#)             ($)        DATE       VESTED (#)     VESTED ($)
-----------------  -----------  -------------   ----------------   --------  ----------   ----------   -------------
Mark W. Jaindl        39,000(1)                                        4.00  09/15/2009
                      27,000(2)                                        9.42  09/19/2010
                      18,750(3)                                        9.08  10/21/2010
                      30,000(4)                                        7.67  01/10/2012
                                    10,000(5)                          8.69  01/02/2014
                                    10,000(6)                          8.44  01/05/2015
                                                                                                4,833        $36,151

Chris J.Persichetti    1,500(10)                                       3.33  02/17/2009
                       6,000(1)                                        4.00  09/15/2009
                       4,500(2)                                        9.42  09/19/2010
                       1,500(4)                                        7.67  01/10/2012
                       1,088(7)                                        9.31  01/22/2013
                                     1,500(5)                          8.69  01/02/2014
                                     1,500(6)                          8.44  01/05/2015
                                    10,000(9)                          8.50  01/01/2016
                                                                                                1,048         $7,839

Robert W. Turner       5,000(8)                                        8.00  04/12/2012
                                     5,000(9)                          8.50  01/01/2016
                                                                                                  525         $3,927

-------------
(1)  Vests and exercisable on or after September 15, 2002.
(2)  Vests and exercisable on or after September 19, 2003.
(3)  Vests and exercisable on or after October 21, 2003.
(4)  Vests and exercisable on or after January 10, 2005.
(5)  Vests and exercisable on or after January 2, 2007.
(6)  Vests and exercisable on or after January 5, 2008.
(7)  Vests and exercisable on or after January 22, 2006.
(8)  Vests and exercisable on or after April 4, 2005.
(9) Vests and exercisable at the rate of 10% per year beginning on January 1, 2007.
(10) Vests and exercisable on or after February 17, 1999.

EMPLOYEE BENEFIT PLANS

         NON-QUALIFIED STOCK OPTION PLAN. American Bank adopted a Non-Qualified Stock Option Plan, which was succeeded to by American Bank Incorporated. The Non-Qualified Stock Option Plan covers options to purchase 391,302 shares of Common Stock, of which 225,588 options were granted and outstanding at December 31, 2006. Options granted under this plan will have an option price at least equal to the fair market value of the Common Stock on the date of the grant. Options available for grant at December 31, 2006, were 165,714. The weighted-average remaining contractual life of the outstanding options at December 31, 2006 was approximately 4.8 years. During the year ended December 31, 2006, the Compensation Committee granted 10,000 and 5,000 stock options to Senior Vice President Chris J. Persichetti and Senior Vice President Robert W. Turner. These options have a strike price of $8.50 and vest over 10 years commencing January 1, 2007.

         EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST. American Bank has established an employee stock ownership plan. Employees with at least one year of employment with American Bank and who have attained age 21 are eligible to participate. Participants in the employee stock ownership plan receive credit for vesting purposes for each calendar year of continuous employment with American Bank in which the employee completed 1,000 hours of service prior to the effective date of the employee stock ownership plan. A participant is 20% vested in his/her benefits after three years of service and in an additional 20% for each subsequent year until a participant is 100% vested after seven years. A participant is also 100% vested in his benefits upon normal retirement (as defined in the employee stock ownership plan), early retirement, disability or death. A participant who terminates employment before becoming fully vested will forfeit his or her non-vested benefits under the employee stock ownership plan. Benefits are payable in the form of Common Stock and cash or, at the election of the participant, in Common Stock only or cash only, upon separation from service. American Bank's contributions to the employee stock ownership plan are discretionary and, therefore, benefits payable under the employee stock ownership plan cannot be estimated.

         In connection with the establishment of the employee stock ownership plan, American Bank appointed a committee of non-employee directors to administer the employee stock ownership plan, and to appoint a trustee. The employee stock ownership plan trustee, subject to its fiduciary duty, must vote all allocated shares held in the employee stock ownership plan in accordance with the instructions of participating employees. Under the employee stock ownership plan, nondirected shares, and shares held in the suspense account, will be voted in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

         EMPLOYMENT AGREEMENT. American Bank has entered into an employment agreement with its President and Chief Executive Officer for a three-year term, which automatically extends by one day for each day of the contract term. American Bank can terminate the executive's employment for cause at any time without obligation under the agreement. If employment is terminated without cause or following a change in control, American Bank shall pay the executive's salary and benefits for the remaining term of the agreement. The agreement includes restrictions on competition and confidentiality following termination of employment.

         NON-QUALIFIED DEFERRED COMPENSATION PLAN FOR SENIOR EMPLOYEES. American Bank established a Non-qualified Deferred Compensation Plan for Senior Employees, effective January 1, 2003, for senior employees designated by the Board of Directors. Each year, we may, but are not required to, make discretionary contributions to the plan on behalf of participants. The rate of return credited to participants' accounts each year is equal to the one-year treasury yield, unless, in the Board of Directors' sole discretion, a higher rate of earnings shall be credited. A participant will vest in his account at the rate of 10% per year, beginning the first day of the second year following the initial contribution, and become fully vested after ten years of participation in the plan. A participant's account will become fully vested upon a participant's death, disability, retirement at or after attaining age 65, or due to a change in control. In the event a participant is terminated for cause or violates the plan's provisions on non-disclosure, trade secrets and non-solicitation, his account would be forfeited. Upon the later of the participant's attainment of age 65 or termination of services due to retirement, or at such other date as approved by the Board of Directors, we will distribute the amount credited to the participant's account, commencing or within 60 days following the last day of the month of such termination, or within a reasonable period of time thereafter as American Bank and the participant will determine. In the event of a participant's death or disability, American Bank will commence distribution within 60 days of notice of the participant's death or determination of disability. Benefits under the plan will be paid in five installments or in a lump sum, at the Board of Directors' discretion. A participant may request distribution of benefits in a lump sum; however, the determination as to whether to grant such request rests solely with the Board of Directors, and if granted, the lump sum distribution will be conditioned on the participant's entering into a two-year non-compete agreement. For as long as the participant participates in the plan as an employee of American Bank or while receiving benefits under the plan, the participant will be bound by the non-disclosure/trade secret and non-solicitation provisions of the plan.

INCENTIVE COMPENSATION

         Incentive compensation bonuses paid to executive officers, other officers, and staff are determined and paid at the sole discretion of the Board of Directors, at the recommendation of the Compensation Committee typically on an annual basis. All employees are eligible to receive incentive compensation bonuses under the incentive bonus plan. On an annual basis, the Board of Directors establishes the bonus pool for the incentive bonus plan, with the minimum and maximum bonus pool based upon American Bank Incorporated's net income. No bonuses are paid if the minimum net income level is not achieved. For the year ended December 31, 2006, the "Senior Staff" (including Named Executive Officers) bonus pool ranged between 8.5% and 22.5% of year-end base compensation. An individual executive officer's preliminary allocation (based on net income) is adjusted based on the individual's ratings with respect to personal goals and service quality, which each comprise 20% of the total potential bonus amount. Total incentive compensation bonuses paid to all employees were $83,499, $86,871 and $138,517 for the years ended December 31, 2006, 2005 and 2004, respectively.

DIRECTORS' COMPENSATION

         The following table sets forth for the year ended December 31, 2006 certain information as to the total remuneration we paid to our directors other than Mr. Jaindl. Compensation paid to Mr. Jaindl for his services as a Director is included in "Executive Compensation--Summary Compensation Table."

       DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2006
       -----------------------------------------------------------------
              NAME           FEES EARNED OR PAID IN CASH ($)   TOTAL ($)
       -------------------   -------------------------------   ---------
      John F. Eureyecko                 20,250                 20,250
      John W. Galuchie, Jr.             20,250                 20,250
      Michael D. Molewski               20,250                 20,250
      Phillip S. Schwartz               20,250                 20,250
      Martin F. Spiro                   20,250                 20,250
      Donald J. Whiting, Jr.            20,250                 20,250
      Anne L. Jaindl (1)                 1,500                  1,500
      David M. Jaindl (1)                1,500                  1,500
      John C. Long (1)                   1,500                  1,500
      J. Scott Pidcock (1)               1,500                  1,500

-------------
(1)  The service of each of these directors discontinued during 2006.

         Each non-employee Director receives $21,000 per year for attendance at Board and Committee meetings. For the year ended December 31, 2006, directors as a group received $136,750 in fees for their services. The Directors do not receive any compensation, in any form, other than the cash fees shown in the above table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information with respect to the security ownership of our directors, nominees and executive officers is included above in "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CERTAIN RELATED PERSONS

         American Bank leases the premises for its principal office under a five-year operating lease agreement expiring November 2007. American Bank has the option to extend the lease agreement for four additional five-year lease terms and has notified the lessor of its intent to exercise its option to renew the lease for an additional five years beginning in November 2007. The lessor and American Bank have reached agreement on the terms of the lease renewal at that date. American Bank is responsible for its direct or proportionate share of real estate taxes, insurance, utilities and maintenance and repairs on the building. The lessor is The Jaindl Building, LP and Mark W. Jaindl Properties, LLC is the general partner of that limited partnership. Mark W. Jaindl is the owner of Mark W. Jaindl Properties, LLC. Mr. Jaindl is the Chairman of the Board, President and Chief Executive Officer and a principal stockholder of American Bank Incorporated. The minimum lease payments due in 2006 under the original terms of the lease are $361,000.

         American Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to American Bank, and have not involved more than the normal risk of collectibility or presented other unfavorable features.

BOARD INDEPENDENCE

         The Board of Directors has determined that each of American Bank Incorporated's directors, with the exception of Mr. Jaindl, is "independent" as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market. In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under "--Transactions With Certain Related Persons," above. Director Eureyecko is a limited guarantor on a commercial loan from American Bank, and is a co-signor on a residential mortgage loan from American Bank. Director Molewski is a limited guarantor on a commercial line of credit from American Bank to Molewski Financial Partners, of which he is the majority partner. Director Spiro has a secured consumer loan with American Bank. All of these loans were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to American Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS

3.1      Articles of Incorporation of American Bank Incorporated*
3.2      Bylaws of American Bank Incorporated*
4.1      Trust Agreement*
4.2      Form of Amended and Restated Trust Agreement of American Capital Trust
         I*
4.3      Form of Certificate of Trust*
4.4      Form of Common Stock Certificate of American Capital Trust I*
4.5      Form of Agreement as to Expenses and Liabilities of American Capital
         Trust *
4.6      Form of Preferred Stock Certificate of American Capital Trust I*
4.7      Form Certificate of Authentication*
4.8 Form of Preferred Securities Guarantee Agreement between American Bank Incorporated and Bankers Trust Company, as guarantee trustee*
4.9 Form of Indenture between American Bank Incorporated and Bankers Trust Company*
4.10     Form of Subordinated Debenture due 2032*
4.11     Form of Common Stock Certificate of American Bank Incorporated*
10.1     Employment Agreement with Mark W. Jaindl*
10.2     Stock Option Plan*
10.3     Non-Qualified Deferred Compensation Plan for Senior Employees, as
         amended**
21       Subsidiaries of the Registrant*
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------
* Incorporated by reference to the Registration Statement on Form SB-2 of American Bank Incorporated (file no. 333-75582), originally filed with the Securities and Exchange Commission on December 21, 2001.
** Incorporated by reference to the Annual Report on Form 10-KSB of American Bank Incorporated for the Year Ended December 31, 2004, as filed with the Securities and Exchange Commission on March 30, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Set forth below is certain information concerning aggregate fees billed for professional services rendered by S.R. Snodgrass, A.C. during the year ended December 31, 2006 and by Beard Miller Company LLP, during the years ended December 31, 2006 and 2005:

         AUDIT FEES. The aggregate fees billed to us by S.R. Snodgrass, A.C. for professional services rendered by S.R. Snodgrass, A.C. for the audit of our annual consolidated financial statements, review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by S.R. Snodgrass, A.C. in connection with statutory and regulatory filings and engagements was $65,536 during the year ended December 31, 2006. The aggregate fees billed to us by Beard Miller Company LLP for professional services rendered by Beard Miller Company LLP for the audit of our annual consolidated financial statements, review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings and engagements was $9,531 and $58,629 during the years ended December 31, 2006 and 2005, respectively.

         AUDIT RELATED FEES. The aggregate fees billed to us by S.R. Snodgrass, A.C. for assurance and related services rendered by S.R. Snodgrass, A.C. that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in "Audit Fees," above, was $-0- during the year ended December 31, 2006. The aggregate fees billed to us by Beard Miller Company LLP for assurance and related services rendered by Beard Miller Company LLP that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in "Audit Fees," above, was $4,562 and $3,235 during the years ended December 31, 2005 and 2004, respectively. These services primarily included accounting consultations.

         TAX FEES. The aggregate fees billed to us by S.R. Snodgrass, A.C. for professional services rendered by S.R. Snodgrass, A.C. for tax compliance, tax advice and tax planning was $-0- during the year ended December 31, 2006. These services primarily included the preparation of tax returns. The aggregate fees billed to us by Beard Miller Company LLP for professional services rendered by Beard Miller Company LLP for tax compliance, tax advice and tax planning was $8,500 and $8,750 during the years ended December 31, 2006 and 2005, respectively. These services primarily included the preparation of tax returns.

         ALL OTHER FEES. During the years ended December 31, 2006 and 2005, there were no other fees billed to us by S.R. Snodgrass, A.C. or Beard Miller Company LLP that are not described above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. For the years ended December 31, 2006 and 2005, 100% of audit related services, tax services and all other services were approved by the Audit Committee prior to engagement.

         The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services rendered, is compatible with maintaining Beard Miller Company LLP's independence. The Audit Committee concluded that performing such services does not affect S. R. Snodgrass A. C.'s independence in performing its function as the independent registered public accounting firm of American Bank Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN BANK INCORPORATED


Date:    April 27, 2007                By: \s\ Mark W. Jaindl
                                           -------------------------------------
                                           Mark W. Jaindl
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)