Form 10-Q
period 2007-03-31
AMERICAN BANK INC
filed 2007-05-14
CIK 1163747

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

      Commission file number ___________________________

                           AMERICAN BANK INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PA                                              01-0593266
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
incorporation or organization)

                  4029 W. TILGHMAN STREET, ALLENTOWN, PA 18104
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 366-1800
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                       N/A
-------------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of May 8, 2007.

 6,003,866 Shares of common stock               Par Value $.10 /share

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I        FINANCIAL INFORMATION

Item 1           Consolidated Financial Statements (Unaudited)
                 Consolidated Balance Sheets                                        3
                 Consolidated Statements of Income                                  4
                 Consolidated Statements of Changes in Stockholders' Equity         5
                 Consolidated Statements of Cash Flows                              6
                 Notes to Consolidated Financial Statements                         7

Item 2           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                     11

Item 3           Quantitative and Qualitative Disclosures About Market Risk        22

Item 4           Controls and Procedures                                           22

PART II          OTHER INFORMATION

Item 1           Legal Proceedings                                                 23

Item 1A          Risk Factors                                                      23

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 3           Defaults Upon Senior Securities                                   23

Item 4           Submission of Matters to a Vote of Security Holders               23

Item 5           Other Information                                                 23

Item 6           Exhibits                                                          24

                 Signatures                                                        24

Exhibit 31.1     Certification of Chief Executive Officer Pursuant to Section
                 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2     Certification of Chief Financial Officer Pursuant to Section
                 302 of Sarbanes-Oxley Act of 2002

Exhibit 32       Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
                 2002

                           AMERICAN BANK INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   2007          2006
                                                                                 ---------   ------------
                                    Assets
Cash and due from banks                                                          $   4,350   $      3,047
Interest bearing deposits with banks                                                11,373            256
                                                                                 ---------   ------------
     Cash and cash equivalents                                                      15,723          3,303

Investment securities available for sale at fair value                             147,405        149,636
Investment securities held to maturity, fair value of $10,949 and $12,070           10,624         11,709
Loans, net of allowance for loan losses of $3,734 and $3,734                       311,313        319,969
Restricted investment in correspondent bank stock                                    4,520          5,067
Bank owned life insurance                                                            9,294          9,208
Premises and equipment, net                                                            971            893
Accrued interest receivable                                                          2,778          2,750
Other assets                                                                         1,740          2,060
                                                                                 ---------   ------------

          Total assets                                                           $ 504,368   $    504,595
                                                                                 =========   ============

                     Liabilities and Stockholders' Equity
                                 Liabilities
Deposits
     Non-interest bearing deposits                                               $  14,321   $     15,854
     Interest bearing deposits                                                     370,230        353,141
                                                                                 ---------   ------------
          Total deposits                                                           384,551        368,995

Short-term debt                                                                     11,440         27,616
Long-term debt                                                                      61,705         61,734
Junior subordinated debentures                                                      10,503         10,503
Accrued interest payable                                                               882            871
Other liabilities                                                                      704            657
                                                                                 ---------   ------------

          Total liabilities                                                        469,785        470,376
                                                                                 ---------   ------------
                            Stockholders' Equity
Preferred stock, par value $0.10 per share: authorized 5,000,000 shares;
   issued and outstanding  -0- shares                                                   --             --
Common stock, par value $0.10 per share: authorized 15,000,000 shares;
   issued 7,704,479 shares in 2007 and 7,687,928 shares in 2006; outstanding
   5,989,691 shares in 2007 and 6,020,026 shares in 2006                               770            769
Additional paid-in capital                                                          36,372         36,239
Unallocated ESOP shares, (22,523 shares in 2007 and 2006), at cost                    (178)          (178)
Allocated but unvested SERP shares, (19,011 shares in 2007, 12,713 shares in
   2006), at cost                                                                     (161)          (109)
Retained earnings                                                                   11,440         10,980
Accumulated other comprehensive income                                               1,476          1,266
Treasury stock, (1,714,788 shares in 2007, 1,667,902 shares in 2006), at cost      (15,136)       (14,748)
                                                                                 ---------   ------------

          Total stockholders' equity                                                34,583         34,219
                                                                                 ---------   ------------

          Total liabilities and stockholders' equity                             $ 504,368   $    504,595
                                                                                 =========   ============

See notes to unaudited financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    ------------------
                                                                      2007       2006
                                                                    -------    -------
Interest Income
   Loans receivable, including fees                                 $ 4,999    $ 4,685
   Investment securities                                              2,025      2,105
   Other                                                                 29         12
                                                                    -------    -------

     Total interest income                                            7,053      6,802
                                                                    -------    -------

Interest Expense
   Deposits                                                           3,636      2,904
   Short-term debt                                                      167        126
   Long-term debt                                                       763      1,006
   Junior subordinated debentures                                       153        153
                                                                    -------    -------

     Total interest expense                                           4,719      4,189
                                                                    -------    -------

       Net interest income                                            2,334      2,613

Provision for loan losses                                                --        128
                                                                    -------    -------

       Net interest income after provision for loan losses            2,334      2,485
                                                                    -------    -------
Non-interest Income
   Service charges on deposit accounts                                   48         51
   Net realized gains on sale of residential mortgage loans              16         10
   Net gains (losses) on securities available for sale                  194        (90)
   Earnings from bank owned life insurance                               86         87
   Other income                                                          63         59
                                                                    -------    -------

     Total non-interest income                                          407        117
                                                                    -------    -------
Non-interest Expense
   Salaries and employee benefits                                       712        651
   Occupancy and equipment                                              210        207
   Professional fees                                                    144        106
   Marketing and business development                                    27         29
   Product management                                                   104        103
   Data processing                                                      125        165
   Other operating                                                      327        278
                                                                    -------    -------

     Total non-interest expense                                       1,649      1,539
                                                                    -------    -------

Income before provision for income taxes                              1,092      1,063
Provision for income taxes                                              333        325
                                                                    -------    -------

       Net income                                                   $   759    $   738
                                                                    =======    =======

Earnings per share:
   Basic                                                            $  0.13    $  0.11
                                                                    =======    =======
   Diluted                                                          $  0.12    $  0.10
                                                                    =======    =======

Cash dividends declared per share                                   $  0.05    $  0.12
                                                                    =======    =======

See notes to unaudited financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                               ACCUMULATED
                                   SHARES OF                                    TREASURY,         OTHER
                                 COMMON STOCK   COMMON   PAID-IN   RETAINED   ESOP AND SERP   COMPREHENSIVE
                                  OUTSTANDING    STOCK   CAPITAL   EARNINGS      SHARES           INCOME       TOTAL
                                 -------------------------------------------------------------------------------------
Balances, December 31, 2006        6,020,026    $  769   $36,239   $ 10,980     $(15,035)       $   1,266     $ 34,219

Comprehensive income for
   the three months ended
   March 31, 2007:
Net income                                                              759                                        759
   Net change in unrealized
   gains  on securities
   available for sale, net of
   reclassification adjustment
   and tax effect                                                                                     210          210
                                                                                                              --------
Total comprehensive income                                                                                         969

Dividends declared                                                     (299)                                      (299)
Dividends reinvested                  16,550         1       126                                                   127
Purchase of treasury and
   SERP shares                       (46,885)                                       (440)                         (440)
Option expense recognized in
   current period                                              7                                                     7
                                   ---------    ------   -------   --------     --------        ---------     --------

Balances, March 31, 2007           5,989,691    $  770   $36,372   $ 11,440     $(15,475)       $   1,476     $ 34,583
                                   =========    ======   =======   ========     ========        =========     ========

See notes to unaudited financial statements.
--------------------------------------------------------------------------------

                           AMERICAN BANK INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            --------------------
                                                                              2007        2006
                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $    759    $    738
   Adjustments to reconcile net income to net cash provided by  operating activities:
      Provision for loan losses                                                   --         128
      Depreciation and amortization                                               61         128
      Deferred income tax expense                                               (108)       (148)
      Income tax benefit on stock options exercised                                7          14
      Proceeds from sale of residential mortgage loans held for sale           3,063       2,794
      Net realized gain on sale of loans                                         (16)        (10)
      Origination of residential mortgage loans held for sale                 (3,047)     (2,784)
      Net amortization of securities premiums and discounts                      223         350
      Net (gains) losses on available for sale securities                       (194)         90
      Earnings from bank owned life insurance                                    (86)        (87)
      Increase in accrued interest receivable                                    (28)       (128)
      Decrease in other assets                                                   320       1,085
      Increase (decrease) in accrued interest payable                             11          (8)
      Increase in other liabilities                                               47         292
                                                                            --------    --------
        Net cash provided by operating activities                              1,012       2,454
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Purchases                                                               (6,623)       (762)
      Maturities and principal repayments                                      8,752      10,986
      Sales                                                                      438         425
   Securities held to maturity:
      Maturities and principal repayments                                      1,035         123
   Net (increase) decrease in loans receivable                                 8,659      (7,143)
   Purchase of premises and equipment                                           (139)        (67)
   Purchase of restricted investment in bank stock                              (617)       (885)
   Redemption of restricted investment in bank stock                           1,164       1,032
                                                                            --------    --------
        Net cash provided by investing activities                             12,669       3,709
                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand and savings deposits                     (4,992)      7,166
   Net increase in time deposits                                              20,548       6,874
   Net increase (decrease) in short-term debt                                (16,176)     14,999
   Proceeds from long-term debt                                                   --       4,000
   Repayments on long-term debt                                                  (29)    (25,028)
   Cash dividends paid                                                          (299)     (1,139)
   Acquisition of treasury, ESOP and SERP shares                                (440)    (13,164)
   Issuance of common stock                                                      127         745
                                                                            --------    --------
        Net cash used in financing activities                                 (1,261)     (5,547)
                                                                            --------    --------
        Increase in cash and cash equivalents                                 12,420         616
Cash and cash equivalents at beginning of year                                 3,303       3,782
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $ 15,723    $  4,398
                                                                            ========    ========
Supplementary disclosures:
   Interest paid on deposits and borrowings                                 $  4,708    $  4,197
                                                                            ========    ========

   Income taxes paid                                                        $    550    $    354
                                                                            ========    ========

See notes to unaudited financial statements.
--------------------------------------------------------------------------------

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

      The Company prepares its financial statements on the accrual basis and in conformity with U. S. generally accepted accounting principles. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

      The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

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

      The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $6.3 million of standby letters of credit outstanding as of March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

3.    Earnings Per Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the "treasury stock" method. Options to purchase 128,588 shares of common stock at prices from $8.44 to $9.42 that were outstanding for the three months ended March 31, 2007 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 128,588 shares of common stock at prices from $8.44 to $9.42 that were outstanding for the three ended March 31, 2006 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Potential common shares also include the junior subordinated debentures determined using the "if converted" method. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          2007         2006
                                                       ---------    ---------
                                                       (In Thousands, Except
                                                          Per Share Data)

      Numerator-basic earnings per share, net income   $     759    $     738
         Interest paid on junior subordinated
           debentures, net of tax effect                     101          101
                                                       ---------    ---------
      Numerator-diluted earnings per share             $     860    $     839
                                                       =========    =========

      Denominator:
         Average basic shares outstanding                  5,977        6,839
         Average dilutive option effect                       34           36
         Average dilutive junior subordinated
           debenture effect                                1,198        1,198
                                                       ----------   ---------
         Average diluted shares outstanding                7,209        8,073
                                                       =========    =========

      Earnings per common share:
         Basic                                         $    0.13    $    0.11
                                                       =========    =========
         Diluted                                       $    0.12    $    0.10
                                                       =========    =========

4.    Comprehensive Income

      Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three-month periods ended March 31, 2007 and 2006 were as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                          2007         2006
                                                       ---------    ---------
                                                           (In Thousands)

         Net income                                    $     759    $     738

         Other comprehensive income:
            Unrealized holding gains on
              available for sale securities                  512          345

         Reclassification adjustment for net (gains)
            losses realized in net income                   (194)          90
                                                       ---------    ---------

         Other comprehensive income before
              taxes                                          318          435

         Income tax expense related to other
            comprehensive income                            (108)        (150)
                                                       ---------    ---------

         Other comprehensive income                          210          285
                                                       ---------    ---------

              Total comprehensive income               $     969    $   1,023
                                                       =========    =========

5.    Stock Based Compensation

      The Company has a Non-Qualified Stock Option Plan (the "Plan") that provides for grants of stock options to officers. Options granted under the Plan have an option price at least equal to the fair market value of the common stock on the date of the grant. The options expire not more than ten years after the date of the grant. Exercise and vesting dates and terms may vary and are specified at the date of the grant.

      The Plan authorizes the issuance of options to purchase 391,302 shares of common stock at March 31, 2007. At that date 148,964 options were available for future grants.

      The fair value of the options granted during the three months ended March 31, 2007 and 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                            2007         2006
                                                       ---------    ---------

         Expected dividend rate                            2.50%        1.50%
         Stock price volatility                           23.37%       26.24%
         Risk free interest rate                           4.81%        4.33%
         Expected life                                   9.0 yrs      9.0 yrs

      For the three months ended March 31, 2007 and 2006, stock option compensation expense of $10,700 and $14,200, respectively, was recognized in connection with the Plan. A deferred tax benefit of $3,600 and $-0-, respectively, was recognized relative to stock options during the three months ended March 31, 2007 and 2006. At March 31, 2007, compensation expense related to non-vested stock option grants aggregated to $118,000 and will be recognized in income over the expected life of the options.

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

8.    Senior Executive Retirement Plan

      In January 2003, the Company established a Senior Executive Retirement Plan ("SERP") as a means to attract and retain talented management. The SERP is a non-contributory defined contribution plan providing for contributions at the discretion of the Board of Directors on an annual basis. Contributions to the plan vest ratably over ten years. Participants in the SERP may elect to have their plan benefits held in stock of the Company through a trust. At March 31, 2007, the trust holds 19,011 shares of Company common stock for the benefit of plan participants. Contribution expense included in income for the three months ended March 31, 2007 and 2006, totaled $6,000 each.

9.    Repurchase of Common Shares From Related Parties

      On February 16, 2006, the Company entered into an agreement to purchase, and did purchase, 1,444,444 shares of the Company's common stock at a price per share of $8.94 and an aggregate price of $12,913,330. The sellers were (i) the brother and the mother of the Company's Chief Executive Officer, both directors of the Company at the time of sale, and
      (ii) certain other family members of the Chief Executive Officer.

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

10.   New Accounting Standards

      In September 2006, the FASB issued FAS No. 157, FAIR VALUE MEASUREMENTS, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In February 2007, the FASB issued FAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, FAIR VALUE MEASUREMENTS. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. FIN 48 is an interpretation of FAS No. 109, ACCOUNTING FOR INCOME TAXES, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's financial position.

      In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 ("EITF 06-4"), ACCOUNTING FOR DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT ASPECTS OF ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's results of operations or financial condition.

      In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5("EITF 06-5"), ACCOUNTING FOR PURCHASES OF LIFE INSURANCE--DETERMINING THE AMOUNT THAT COULD BE REALIZED IN ACCORDANCE WITH FASB TECHNICAL BULLETIN NO. 85-4, ACCOUNTING FOR PURCHASES OF LIFE INSURANCE. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's financial position.

      In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 ("EITF 06-10"), ACCOUNTING FOR COLLATERAL ASSIGNMENT SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's results of operations or financial condition.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain of these policies are particularly sensitive requiring significant estimates and assumptions to be made by management. Senior management has discussed the development of such estimates and the related Management's Discussion and Analysis disclosure with the Audit Committee of the Company's Board of Directors. The following accounting policies are identified by management as being critical to the results of operations:

      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary to absorb credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through provisions for loan losses, which are charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for the Company.

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

      The allowance consists of specific and general components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience (we currently review peer group data when considering this factor), delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. A component is maintained to cover uncertainties that could affect management's estimate of probable losses. This component of the allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Actual loan losses may be significantly more than the reserves we have established which could have a material negative effect on the financial results.

      STOCK-BASED COMPENSATION. The Company has a non-qualified stock option plan for which we follow the requirements of FAS Statement No. 123(R), "Accounting for Stock-Based Compensation." Accordingly, we have included in compensation expense the amount of $10,700 and $14,200 for the three months ended March 31, 2007 and 2006, respectively. We adopted FAS Statement No. 123(R) on January 1, 2006.

      The Company calculates the compensation cost of the options using a Black-Scholes model to determine the fair value of the options granted. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of the Company's common stock and the expected life of the options.

      OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES. Management evaluates the individual securities in the investment portfolio for other-than-temporary impairment on at least a quarterly basis. The evaluation considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the current interest rate cycle and the expected direction of interest rates in the near term horizon and the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      In management's opinion, the unrealized losses at March 31, 2007 reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the intent and ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of these securities.

RESULTS OF OPERATIONS

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2006.

OVERVIEW

For the three months ended March 31, 2007, the Company reported net income of $759,000, or $0.12 per diluted share, for an annualized return on average assets of 0.60% and an annualized return on average equity of 8.80%. This is an increase of $21,000, or 2.8%, from net income for the same three-month period in 2006 of $738,000, or $0.10 per diluted share. The increase in net income was primarily the result of gains realized on the sale of available for sale securities of $194,000 and a reduction in the provision for loan losses of $128,000 compared to the 2006 period. The increase in net income was negatively impacted by a decrease in net interest income of $279,000 and an increase of $110,000 in non-interest expense.

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of our earnings. Net interest income decreased by $279,000, or 10.7%, to $2,334,000 for the three months ended March 31, 2007 compared to $2,613,000 for the same period in 2006. Average interest-earning assets declined to $484.6 million for the three months ended March 31, 2007, a decrease of $23.4 million, or 4.6%, as compared to the average of $508.0 million for the three months ended March 31, 2006. Average interest-bearing liabilities declined to $453.0 million for the three months ended March 31, 2007, a decrease of $16.4 million, or 3.5%, compared to the average of $469.4 million for the three months ended March 31, 2006. The yield on average interest-earning assets was 5.82% for the three months ended March 31, 2007, an increase of 46 basis points from the yield of 5.36% for the three months ended March 31, 2006. The cost of funds was 4.17% for the three months ended March 31, 2007, an increase of 60 basis points from the cost of 3.57% for the three months ended March 31, 2006. The net interest margin (net interest income as a percentage of average interest-earning assets) was 1.93% for the three months ended March 31, 2007, as compared to 2.06% for the same period in 2006, a decrease of 13 basis points. The decrease in the net interest margin resulted from the flat and subsequently inverted Treasury yield curve. Most community banks, including American Bank, price many loans off the five- and ten-year Treasury note and price deposits off the three-month to two-year Treasury note. The flat yield curve decreases the spread between the yield on assets and the cost of deposits. Partially offsetting the decrease in the net interest margin was a change in the mix of the balance sheet with a greater percentage of assets being in loans and a smaller percentage being in securities than at March 31, 2006. Loans generally have higher interest rates than securities and accordingly generate more interest income. Also impacting the net interest margin was a change in the mix of our funding as we paid down borrowings and replaced them with deposits. Borrowed money generally costs more the deposits.

ANALYSIS OF NET INTEREST INCOME

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006 are presented on a comparative basis in the following table:

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------------------
                                                       2007                                2006
                                        ---------------------------------   ---------------------------------
                                                     INTEREST                             INTEREST
                                         AVERAGE     INCOME /     AVERAGE     AVERAGE     INCOME /    AVERAGE
                                        BALANCES     EXPENSE     RATES(1)     BALANCES     EXPENSE   RATES(1)
                                        ---------   ----------   --------   -----------   --------   --------
                                                                 (Dollars In Thousands)
Interest-earning assets
   Interest-earning bank balances and
      securities purchased under
      agreements to resell              $   2,246   $       29       5.16%  $       826   $     12       5.81%
   Loans, net                             316,338        4,999       6.32       303,187      4,685       6.18
   Investment securities                  106,019        1,327       5.01       111,380      1,273       4.57
   Mortgage backed securities              55,137          615       4.46        86,556        774       3.58
   Restricted investments in
      correspondent bank stock              4,817           83       6.89         6,083         58       3.81
                                        ---------   ----------   --------   -----------   --------   --------

      Total interest-earnings assets      484,557        7,053       5.82       508,032      6,802       5.36
                                        ---------   ----------   --------   -----------   --------   --------
Interest-bearing liabilities
   Checking                                76,365          492       2.58        87,542        512       2.34
   Savings                                 75,582          614       3.25       114,178        845       2.96
   Certificates of deposit                211,747        2,530       4.78       157,110      1,547       3.94
   Borrowings                              89,280        1,083       4.85       110,553      1,285       4.65
                                        ---------   ----------   --------   -----------   --------   --------

      Total interest-bearing
        liabilities                       452,974        4,719       4.17       469,383      4,189       3.57
                                        ---------   ----------   --------   -----------   --------   --------

Net earning assets                      $  31,583                           $    38,649
                                        =========                           ===========
Net interest income                                 $    2,334                            $  2,613
                                                    ==========                            ========
Net interest spread                                                  1.65%                               1.79%
                                                                 ========                            ========
Net interest margin                                                  1.93%                               2.06%
                                                                 ========                            ========
Ratio of interest-earning assets to
    Interest-bearing liabilities            107.0%                                108.2%
                                        =========                           ===========

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

                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                  2007 VS. 2006
                                    -------------------------------------------
                                    INCREASE/(DECREASE) DUE TO        TOTAL
                                    --------------------------      INCREASE/
                                      VOLUME         RATE           (DECREASE)
                                    ----------   -------------    -------------
                                                 (In Thousands)
INTEREST-EARNING ASSETS:
Interest-earning bank balances
   and securities purchased
   under agreements to resell       $       21   $          (4)   $          17
Loans, net                                 203             111              314
Investment securities                      (61)            115               54
Mortgage backed securities                (281)            122             (159)
Restricted investment in
   correspondent bank stock                (12)             37               25
                                    ----------   -------------    -------------
Total interest-earning assets             (130)            381              251
                                    ----------   -------------    -------------

INTEREST-BEARING LIABILITIES:
Checking                                   (65)             45              (20)
Savings                                   (286)             55             (231)
Certificates of deposit                    538             445              983
Borrowings                                (247)             45             (202)
                                    ----------   -------------    -------------
Total interest-bearing liabilities         (60)            590              530
                                    ----------   -------------    -------------

Net interest income                 $      (70)  $        (209)   $        (279)
                                    ==========   =============    =============

PROVISION FOR LOAN LOSSES

Management records a provision for loan losses in amounts that result in an allowance for loan losses, which is the estimated amount necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. Management's evaluation includes such factors as the overall size of the portfolio, past loan loss experience, economic conditions, delinquency statistics and re-evaluation of the credit quality of the loans in the portfolio. As a result of these evaluations, we did not record any provision for the three months ended March 31, 2007 compared to $128,000 for the three months ended March 31, 2006.

We had no charge-offs and no recoveries during the three months ended March 31, 2007 and 2006.

NON-INTEREST INCOME

Total non-interest income for three months ended March 31, 2007 was $407,000, an increase of $290,000, or 247.9%, compared to $117,000 for the three months ended March 31, 2007. We realized a gain on sale of available for sale securities of $194,000 during the three months ended March 31, 2007 compared to a loss of $90,000 during the same period in the prior year quarter. The Company recorded an impairment charge on an available for sale security in the amount of $145,000 during the three months ended March 31, 2006. This resulted in a net loss on securities available for sale of $90,000 for the three months ended March 31, 2006. Management determined that Fannie Mae Preferred Stock Series F was other-than-temporarily impaired at March 31, 2006 and wrote down the book value of the security to market value at that date.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 2007 increased $110,000, or 7.1%, to $1,649,000 from $1,539,000 for the three months ended
March 31, 2006. Salaries and benefits for the 2007 period totaled $712,000, an increase of $61,000, or 9.4%, compared to the same three months in 2006, due to merit pay increases and higher benefit costs. Occupancy and equipment expense increased $3,000, or 1.4%, from the same three-month period in 2006, due to increases in utilities and taxes paid for our premises. Professional fees increased by $38,000, or 35.8%, to $144,000, for the three months ended March 31, 2007, compared to $106,000 for the three months ended March 31, 2006. The increase resulted, in part, from legal and other fees associated with the Company's proposed deregistration of its securities from Securities and Exchange Commission filings. Marketing and business development expense decreased $2,000, to $27,000, for the current three months due to a decrease in advertising. Data processing expense decreased $40,000 in the 2007 period compared to the same period in 2006 due to decreases in the amount of amortization and depreciation expense regognized on computer software and hardware, respectively. Other operating expense increased $49,000 to $327,000 for the three months ended March 31, 2007, from $278,000 for the three months ended March 31, 2006, due primarily to the Federal Deposit Insurance Corporation re-imposing deposit insurance premiums on insured depositories beginning in 2007.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2007 amounted to $333,000, an increase of $8,000 from the $325,000 incurred for the three months ended March 31, 2006, due primarily to the increase in pre-tax income. Our effective tax rate for the three months ended March 31, 2007 was 30.5%, compared to 30.6% for the three months ended March 31, 2006.

FINANCIAL CONDITION

OVERVIEW

Total assets decreased to $504.4 million at March 31, 2007, from $504.6 million at December 31, 2006, a decrease of $227,000. Investment securities decreased by $3.3 million, or 2.0%, to $158.0 million at March 31, 2007, compared to $161.3 million at December 31, 2006. Net loans outstanding decreased by $8.7 million, or 2.7%, to $311.3 million at March 31, 2007, compared to $320.0 million at December 31, 2006. Cash and overnight investments increased by $12.4 million, or 375.8%, to $15.7 million at March 31, 2007 from $3.3 million at December 31, 2006.

Deposits increased by $15.6 million, or 4.2%, to $384.6 million at March 31, 2007, from $369.0 million at December 31, 2006. Borrowed funds decreased $16.2 million, or 18.1%, to $73.1 million at March 31, 2007 from $89.3 million at December 31, 2006. The increase in deposits was used to repay short-term borrowed money during the quarter.

LOANS

Loans receivable, net of allowance for loan losses and deferred origination fees and costs, at March 31, 2007 were $311.3 million, a decrease of $8.7 million, or 2.7%, compared to the December 31, 2006 balance of $320.0 million. Loans receivable, net, represented 61.7% of total assets at March 31, 2007, compared to 63.4% of total assets at December 31, 2006. The decrease in commercial business loans resulted from the pay-off of several business loans during the quarter. With the slowdown we are experiencing in new business loan activity in our region, we have not able to replace those loans to date. The decrease in the residential real estate loans reflects the slowdown in refinancing activity that resulted from increasing interest rates and the slowdown in the housing market in the Lehigh Valley during the current quarter.

The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31 2007, compared to December 31, 2006:

                                  AT MARCH 31, 2007    AT DECEMBER 31, 2006
                                 -------------------   --------------------
                                  AMOUNT     PERCENT     AMOUNT     PERCENT
                                 ------------------------------------------
                                           (Dollars In Thousands)
                                 ------------------------------------------
REAL ESTATE LOANS:
Commercial (1)                   $ 156,195      49.7%  $ 155,870       48.3%
Residential (2)                     87,525      27.8      90,213       27.9
                                 ---------   -------   ---------   --------
   Total real estate loans         243,720      77.5     246,083       76.2
                                 ---------   -------   ---------   --------
OTHER LOANS:
Consumer                            17,219       5.5      17,207        5.3
Commercial                          53,436      17.0      59,707       18.5
                                 ---------   -------   ---------   --------
   Total other loans                70,655      22.5      76,914       23.8
                                 ---------   -------   ---------   --------
Total loans receivable             314,375     100.0%    322,997      100.0%
                                 ---------   =======   ---------   ========

Deferred costs                         672                   706
Allowance for loan losses           (3,734)               (3,734)
                                 ---------             ---------
   Total loans receivable, net   $ 311,313             $ 319,969
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

The amount of the general portion of the allowance for loan losses is determined by applying loss factors to the outstanding loans in the portfolio. The amount of the factor applied to the loans is dependent upon the type of loan and management's assessment of the relative risk associated with that loan type. The factors may change from time to time if conditions or events warrant such change. American Bank commenced operations in 1997, and as of March 31, 2007, had recorded charge-offs on eight loans. In addition, we have had very limited amounts of loan delinquencies. As a result, we consider the past experience and knowledge of management and the loss experience of our peer group, as a basis for determining our loss factors.

At March 31, 2007 and December 31, 2006, we had an allowance for loan losses of approximately $3,734,000. Management believes that the allowance for loan losses at March 31, 2007 is adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that the Pennsylvania Department of Banking or the Board of Governors of the Federal Reserve System, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2007:

                                                                    PERCENT OF
                                                                     LOANS IN
                                                        LOAN          EACH
                                         AMOUNT OF     AMOUNTS     CATEGORY TO
                                         ALLOWANCE   BY CATEGORY   TOTAL LOANS
                                         -------------------------------------
                                                 (Dollars In Thousands)

Commercial                               $     816   $    53,436          17.0%
Commercial mortgage                          2,131       156,195          49.7
Residential mortgage                           450        87,525          27.8
Consumer                                       125        17,219           5.5
Unallocated                                    212            --            --
                                         ---------   -----------   -----------

   Total                                 $   3,734   $   314,375         100.0%
                                         =========   ===========   ===========

The following table summarizes the allocation of the allowance for loan losses at December 31, 2006:

                                                                    PERCENT OF
                                                                     LOANS IN
                                                        LOAN           EACH
                                         AMOUNT OF     AMOUNTS     CATEGORY TO
                                         ALLOWANCE   BY CATEGORY   TOTAL LOANS
                                         -------------------------------------
                                                    (Dollars in Thousands)

Commercial                               $     816   $    59,707          18.5%
Commercial mortgage                          2,131       155,870          48.3
Residential mortgage                           450        90,213          27.9
Consumer                                       125        17,207           5.3
Unallocated                                    212            --            --
                                         ---------   -----------   -----------

   Total                                 $   3,734   $   322,997         100.0%
                                         =========   ===========   ===========

The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                        ----------------------
                                                          2007          2006
                                                        --------     ---------
                                                        (Dollars In Thousands)

Balance at beginning of period                          $  3,743     $   3,393
Provision for loan losses                                     --           128
Recoveries                                                    --            --
Charge-offs                                                   --            --
                                                        --------     ---------

Balance at end of period                                $  3,743     $   3,521
                                                        ========     =========

Percent of net recoveries to average total loans             n/a           n/a

Percent of allowance to non-performing loans             5,485.6%      8,739.6%

INVESTMENT SECURITIES

Total investment securities decreased by $3.3 million, or 2.0%, to $158.0 million at March 31, 2007 from $161.3 million at December 31, 2006. Investment securities classified as available for sale decreased by $2.2 million, or 1.5%, to $147.4 million, while investment securities classified as held to maturity increased by $1.1 million, or 9.4%, to $10.6 million.

The following table presents the amortized cost and the fair values at March 31, 2007 and December 31, 2006, respectively, for each major category of the Company's investment portfolio:

                                                   AT MARCH 31, 2007
                                 -----------------------------------------------------
                                                    GROSS         GROSS
                                                  UNREALIZED   UNREALIZED
                                 AMORTIZED COST     GAINS        LOSSES     FAIR VALUE
                                 --------------   ----------   ----------   ----------
                                                      (In Thousands)
AVAILABLE FOR SALE SECURITIES:
  U.S. Government agencies       $       59,490   $       --   $     (376)  $   59,114
  Mortgage backed securities             50,994          254         (175)      51,073
  U.S. Government agency
    preferred stock                       2,156          174           (1)       2,329
  Common stock                            5,512        2,457         (114)       7,855
  Trust preferred obligations            26,430          164          (99)      26,495
  Other                                     550           --          (11)         539
                                 --------------   ----------   ----------   ----------
    Total                        $      145,132   $    2,948   $   (1,032)  $  147,405
                                 ==============   ==========   ==========   ==========

HELD TO MATURITY:
  Trust preferred obligations    $        9,604   $      318   $       (2)  $    9,920
  Mortgage backed securities              1,020            9           --        1,029
                                 --------------   ----------   ----------   ----------
    Total                        $       10,624   $      327   $       (2)  $   10,949
                                 ==============   ==========   ==========   ==========

                                                  AT DECEMBER 31, 2006
                                 -----------------------------------------------------
                                                    GROSS         GROSS
                                                  UNREALIZED   UNREALIZED
                                 AMORTIZED COST     GAINS        LOSSES     FAIR VALUE
                                 --------------   ----------   ----------   ----------
                                                      (In Thousands)
AVAILABLE FOR SALE SECURITIES:
  U.S. Government agencies       $       59,490   $       --   $     (567)  $   58,923
  Mortgage backed securities             56,685          195         (264)      56,616
  U.S. Government agency
    preferred stock                       2,161           74          (45)       2,190
  Common stock                            5,735        2,545          (59)       8,221
  Trust preferred obligations            23,099          134          (86)      23,147
  Other                                     550           --          (11)         539
                                 --------------   ----------   ----------   ----------
    Total                        $      147,720   $    1,236   $   (2,057)  $  149,636
                                 ==============   ==========   ==========   ==========

HELD TO MATURITY:
  Trust preferred obligations    $       10,539   $      375   $      (23)  $   10,891
  Mortgage backed securities              1,170            9           --        1,179
                                 --------------   ----------   ----------   ----------
    Total                        $       11,709   $      384   $      (23)  $   12,070
                                 ==============   ==========   ==========   ==========

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

At March 31, 2007, management believes that the unrealized losses on investment securities reflect changes in interest rates subsequent to the acquisition of specific securities and are temporary in nature. Management believes that the Company has the intent and ability to hold these securities until the market value recovers or maturity.

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

DEPOSITS

Total deposits increased by $15.6 million, or 4.2%, to $384.6 million at March 31, 2007 from the December 31, 2006 balance of $369.0 million. Demand deposits decreased $1.5 million, or 9.7%, to $14.3 million at March 31, 2007, from $15.9 million at December 31, 2006. Interest-bearing checking accounts decreased $2.8 million, or 3.6%, to $74.4 million, compared to $77.2 million at December 31, 2006. Savings accounts, including money market accounts, decreased $624,000, or 0.9%, to $72.6 million from the balance of $73.2 million at December 31, 2006. Total certificates of deposit increased by $20.5 million, or 10.1%, to $223.3 million from the December 31, 2006 balance of $202.7 million.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                 MARCH 31, 2007               DECEMBER 31, 2006
                                           ---------------------------   ----------------------------
                                            AMOUNT    PERCENT    RATE      AMOUNT    PERCENT    RATE
                                           --------   -------   ------   ---------   -------   ------
                                                             (Dollars In Thousands)
Demand, non-interest-bearing               $ 14,321       3.7%      --%  $  15,854       4.3%      --%
Demand, interest-bearing                     74,400      19.4     2.40      77,235      20.9     2.50
Savings, including money market accounts     72,565      18.9     3.32      73,189      19.8     3.13
Certificates of deposit                     223,265      58.0     4.90     202,717      55.0     4.32
                                           --------   -------   ------   ---------   -------   ------

Total deposits                             $384,551     100.0%    4.17%  $ 368,995     100.0%    3.42%
                                           ========   =======   ======   =========   =======   ======

BORROWED MONEY

Borrowed money consists of short-term overnight borrowings in the form of securities sold under agreements to repurchase, federal funds purchased, overnight funds from the Federal Home Loan Bank of Pittsburgh ("FHLB"). Long-term debt consists of borrowings from the FHLB and a term note from a third-party bank.

Securities sold under agreements to repurchase totaled $11.4 million at March 31, 2007, a decrease of $600,000, or 5.3%, from the total of $12.0 million at December 31, 2006. These transactions generally mature in one day and are secured by U S Government agency securities. This account is typically used by commercial business customers as a way to generate interest income on funds that would otherwise sit idle in non-interest bearing demand accounts. At December 31, 2006 short-term borrowings also consisted of federal funds purchased of $15.0 million and overnight funds from the FHLB of $616,000.

At March 31, 2007, long-term debt consisted of; i) a $205,000 fixed-rate advance, with a rate of 5.24% that amortizes on a monthly basis and fully amortizes by September 2008; ii) a loan from a third-party bank in the amount of $4.0 million, with interest payable monthly at 30-day LIBOR plus 100 basis points through December 31, 2007; and iii) $57.5 million of convertible advances from the FHLB that have fixed maturity dates from September 2007 through November 2015 and have initial rate lock periods that expire beginning in November 2001 through March 2006. When the initial rate lock period on these advances expire the FHLB may, at its option, elect to convert the advance to a variable rate of interest that resets quarterly at a spread of 11 to 16 basis points over the 3-month LIBOR. Should the FHLB elect to convert the advance to a variable rate, we have the right to repay the advance without penalty. Interest rates on these advances range between 2.74% and 6.07% with a weighted average rate of 4.83%. During the three-month period ended March 31 2007, the FHLB did not elect to convert any of these advances.

The Bank is subject to maximum borrowing limitations with the FHLB, based in part on the amount of qualifying assets the Bank holds in the form of residential mortgage loans and U. S. Government agency securities, including mortgage backed securities. As of March 31 2007, the Bank's maximum borrowing capacity was $288.0 million.

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

The Trust and the underlying securities are subject to Financial Accounting Standards Board Interpretation No. 46, as revised, (FIN 46R) which provides guidance for the consolidation of variable interest entities (VIEs). In accordance with the provisions of FIN 46R, the Trust and the underlying securities are not consolidated with the Company's financial statements. Please refer to Note 10 to the Consolidated Financial Statements for the year ended December 31, 2006 included in the Annual Report on Form 10-KSB for the year ended December 31, 2006 for additional discussion of FIN 46R.

The debentures qualify as Tier 1, or core capital of the Company, subject to a 25% of capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. Under the regulatory capital guidelines, the portion that exceeds the 25% of capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2007, all $10.5 million of the debentures qualified as Tier 1 capital of the Company.

STOCKHOLDERS' EQUITY

Stockholders' equity at March 31, 2007 was $34.6 million, an increase of $364,000, or 1.1%, from the December 31, 2006 balance of $34.2 million. The increase resulted primarily from net income of $759,000, reinvestment of dividends of $127,000 and an increase in unrealized gain on available for sale securities of $210,000, net of tax. Stockholders' equity was reduced by the repurchase of Company common stock in the amount of $440,000 and the payment of dividends of $299,000.

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

At March 31, 2007, we had two loans delinquent more than 30 days and still accruing interest. The balance on those loans was $4,400. At December 31, 2006, we had four loans that were delinquent more than 30 days and still accruing interest. The balance on those loans was $249,000. At March 31, 2007 and December 31, 2006, we had three loans with an unpaid balance of $68,000 that were classified as non-performing and in the process of collection or foreclosure.

During the three-month periods ended March 31, 2007 and 2006 we did not charge off any loans.

During the three-month periods ended March 31, 2007 and 2006 we had no recoveries of charged-off loans.

CLASSIFICATION OF ASSETS

Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60 to 89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss. At March 31, 2007, we had four loans totaling $1,026,000 classified as Special Mention, four loans totaling $190,000 classified as Substandard, no loans classified as Doubtful and no loans classified as Loss.

COMMITMENTS AND OFF-BALANCE SHEET TRANSACTIONS

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at March 31, 2007 totaled $60.4 million. This consisted of $14.8 million in commitments to fund commercial business, commercial real estate, residential real estate and commercial and residential construction loans, $39.3 million under lines of credit, including $5.1 million in home equity lines of credit and $6.3 million in standby letters of credit. Because these commitments have a fixed maturity date and because we expect that many of them will expire without being drawn upon, we believe that they do not generally present any significant liquidity risk to the Company.

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

The Company monitors its liquidity position on an ongoing basis and reports regularly to the Board of Directors the level of liquidity as compared to minimum levels established by Board policy. As of March 31, 2007 and December 31, 2006, the Company's level of liquidity was in excess of the minimum established by Board policy.

REGULATORY CAPITAL

The greater the capital resources, the more likely the Company and the Bank will be able to meet their cash obligations and unforeseen expenses. The Company and the Bank have strong capital positions.

The following table presents the capital position of the Company and the Bank relative to the various minimum statutory and regulatory capital requirements at March 31, 2007 and December 31, 2006. The Bank continues to be considered "well capitalized" and exceeds the regulatory guidelines.

                                                                                             REQUIRED TO BE
                                                                  REQUIRED FOR CAPITAL         CONSIDERED
                                                 ACTUAL             ADEQUACY PURPOSES      "WELL CAPITALIZED"
                                          ---------------------   ---------------------   ---------------------
                                           AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                          --------   ----------   --------   ----------   --------   ----------
                                                                  (Dollars In Thousands)
March 31, 2007:
---------------------------------------

Total Capital to Risk Weighted Assets:
   Company                                $ 48,084        12.87%  $ 29,681         8.00%       n/a          n/a
   Bank                                     46,807        12.92     28,540         8.00   $ 35,675        10.00%

Tier1Capital to Risk Weighted Assets:
   Company                                  43,296        11.59     14,841         4.00        n/a          n/a
   Bank                                     42,353        11.87     14,270         4.00     21,405         6.00

Leverage Ratio:
   Company                                  43,296         8.60     21,103         4.00        n/a          n/a
   Bank                                     42,353         8.55     19,820         4.00     24,775         5.00

December 31, 2006:
---------------------------------------

Total Capital to Risk Weighted Assets:
   Company                                $ 48,022        12.91%  $ 29,768         8.00%       n/a          n/a
   Bank                                     45,270        12.37     28,271         8.00   $ 36,589        10.00%

Tier 1 Capital to Risk Weighted Assets:
   Company                                  43,140        11.59     14,884         4.00        n/a          n/a
   Bank                                     41,503        11.34     14,635         4.00     21,953         6.00

Leverage Ratio:
   Company                                  43,140         8.44     20,437         4.00        n/a          n/a
   Bank                                     41,503         8.22     20,189         4.00     25,236         5.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through the Company's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to changes in interest rates are considered through analyses of the interest sensitivity positions of major asset and liability categories. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of changing rates on net interest income and economic value of equity, compared to a base case scenario over a forward time horizon of one year. The rate shock simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift 200 basis points up or down relative to its beginning position. This simulation provides a test for embedded interest rate risk estimates. Actual results may differ from the simulated results due to various factors including time, magnitude and frequency of rate changes, the relationship or spread between various rates, changes in asset and liability mix strategies and Management's decision to grow or shrink the size of the balance sheet. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis as of March 31, 2007, an increase of 200 basis points in rates is estimated to result in a decrease of 11.4% in net interest income, while a decrease of 200 basis points is estimated to result in an increase of 1.8% in net interest income. These estimated changes are within Board established limits of a decline of 15.0% in net interest income for rising or declining rate environments.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

            Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b)   Changes in internal controls.

            There were no changes made to our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1 -    Legal Proceedings

            None

Item 1A -   Risk Factors

            There are no material changes to the risk factors disclosed in the Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 2006.

Item 2 -    Unregistered Sales of Equity Securities and Use of Proceeds

            The following table discloses information regarding the purchases of Company common stock made by the Company during the quarter ended March 31, 2007:

                                                             Total number of      Maximum number
                                                           shares purchased as     of shares yet
                                                            part of a publicly    to be purchased
                       Number of shares   Average price    announced repurchase   under the plan
             Month        purchased       paid per share         plan (1)               (1)
            -------------------------------------------------------------------------------------
            January                  --   $           --                     --           151,542

            February             46,886             8.27                 46,886           104,656

            March                    --               --                     --           104,656
                       ----------------   --------------   --------------------

                                 46,886   $         8.27                 46,886
                       ================                    ====================

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

                                   AMERICAN BANK INCORPORATED
                                   Registrant

May 14, 2007               By: /s/ Mark W. Jaindl
Date:                          ---------------------------------
                               Mark W. Jaindl,
                               President and Chief Executive Officer
                               (Principal Executive Officer)

May 14, 2007               By: /s/ Harry C. Birkhimer
Date:                          ---------------------------------
                               Harry C. Birkhimer,
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)